Form 10-Q
period 2013-06-30
800 Commerce, Inc.
filed 2013-10-11
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-184459

800 COMMERCE, INC.

(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

407 East Fort Street, Suite 500, Detroit, MI. 48227

(Address of principal executive offices)

(248) 860-1582

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes ☐     No ☒

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of September 5, 2013, was 19,950,000 shares.

800 COMMERCE, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$21,114	$40,618
Accounts receivable	91,017	57,827
Prepaid expenses	—	21,250
Marketable securities	341,023	152,000
Security deposit	2,500	2,500
Total current assets	455,654	274,195

Patents Pending	33,950	32,500
Computer Equipment, net	2,710	979
Total assets	$492,314	$307,674
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$104,073	$71,594
Due to stockholders	86,505	56,186
Convertible promssory note, net of discount of $22,465 (2012)	42,500	27,535
Derivative liability	25,148	40,000
Total current liabilities	258,226	195,315

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 (2013) and
19,050,000 (2012) shares issued and outstanding	19,950	19,050
Additional paid-in capital	1,151,873	1,022,450
Deferred acquisition costs	(10,417)	(72,917)
Accumulated comprehensive income ( loss)	189,987	(38,000)
Accumulated deficit	(1,117,305)	(818,224)

Total stockholders' equity	234,088	112,359

Total liabilities and stockholders' equity	$492,314	$307,674

 See Notes to Condensed Financial Statements.

F-1

800 COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Fee revenue, net	$93,419	$5,434	$187,231	$9,108
Costs of revenue	118,214	—	231,467	—

Gross profit (loss)	(24,795)	5,434	(44,236)	9,108
Operating expenses:
Salaries and management fees	121,413	85,500	211,716	86,440
Rent	5,229	2,157	10,666	2,694
Travel and entertainment	5,365	5,199	7,771	5,380
Transfer agent and filing fees	3,057	1,097	4,889	2,020
Professional and consulting fees	12,900	39,750	18,862	39,750
Software development and internet expenses	2,922	9,003	4,633	10,547
Other general and administrative	7,829	10,789	20,489	11,044

Total operating expenses	158,715	153,495	279,026	157,875

Operating loss	(183,510)	(148,061)	(323,262)	(148,767)

Other income (expense):
Interest expense	(11,136)	(3,107)	(24,465)	(3,107)
Change in fair market value of derivative liabilities	(651)	7,265	10,529	7,265
Gain on sale of marketable securities	34,943	—	38,117	—
Total other income, net	23,156	4,158	24,181	4,158

Net loss	$(160,354)	$(143,903)	$(299,081)	$(144,609)

Other Comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on marketable securities	$(17,338)	$(20,000)	$325,662	$(19,000)

Other comprehensive (loss) gain	(17,338)	(20,000)	325,662	(19,000)

Comprehensive (loss) income	$(177,692)	$(163,903)	$26,581	$(163,609)

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	19,150,000	13,245,333	19,100,000	11,613,199

 See Notes to Condensed Financial Statements.

F-2

800 COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	(Unaudited)
	2013	2012
Cash flows from operating activities:
Net loss	$(299,081)	$(144,609)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	198	11
Amortization of discount on convertible note	22,465	2,877
Amortization of deferred customer acquisition costs	62,500	—
Change in fair value of derivative liabilities	(10,529)	(7,265)
Stock based compensation	147,250	67,950
Gain on sale of marketable securities	(38,117)	—
Change in operating assets and liabilities:
Increase in prepaid assets	—	(1,500)
Increase in accounts receivable	(33,190)	(12)
Increase in accounts payable and accrued expenses	35,479	3,659
Increase in due to stockholders	27,319	—
Net cash used in operating activities	(85,706)	(78,889)

Cash flows from investing activities:
Proceeds from sale of marketable securities	77,081
Purchase of computer equipment	(1,929)	(1,188)
Payment of patent costs	(1,450)	—
Net cash provided by (used in) investing activities	73,702	(1,188)

Cash flows from financing activities:
Proceeds from sale of common stock	—	155,000
Proceeds from issuance of convertible note	—	50,000
Repayments of amounts due shareholders	—	(1,748)
Repayments of convertible note	(7,500)	—
Net cash (used in) provided by financing activities:	(7,500)	203,252

Net (decrease) increase in cash and cash equivalents	(19,504)	123,175
Cash and cash equivalents, beginning	40,618	735

Cash and cash equivalents, ending	$21,114	$123,910

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock for prepaid consulting fees	$—	$50,000

Patent costs included in accounts payable	$4,125	$32,500

 See Notes to Condensed Financial Statements.

F-3

800 COMMERCE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

NOTE 1 - ORGANIZATION

BUSINESS

800 Commerce, Inc. (the “Company” or “800 Commerce”) was formed in the State of Florida on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. The Company commenced revenue producing activities based on the marketing of credit processing services in March 2010. The Company generates revenue from the marketing of credit processing services by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to the Company of a portion of its fee income under one of its service contracts in exchange for the issuance of 500,000 shares of our common stock.

In addition to marketing credit card processing services, the Company also intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to commence the marketing of the medical directory in 2013, and hopes to commence receipt of revenue from the marketing of the medical directory in 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form S-1/A report filed with the Securities and Exchange Commission (SEC) on August 9, 2013. Interim results of operations for the six months ended June 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

(1)

RESTATEMENT

The financial statements for the year ended and as of December 31, 2012 have been restated to defer the recognition of the fair value of common stock issued pursuant to the Assignment Agreement (see Note 9). The fair value of the common stock has been recorded as deferred equity consideration in the equity section of the balance sheet and is being amortized and expensed as cost of sales over the term of the Agreement. The fair value was previously recorded in its’ entirety as stock compensation expense during 2012.

All related amounts have been restated as appropriate within these financial statements.

As of December 31, 2012	As initially reported	Adjustments	Restated
Retained earnings	$(891,141)	$72,917	$(818,224)
Deferred equity consideration	—	(72,917)	(72,917)

EMERGING GROWTH COMPANY

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors. The Company charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through processors who then remit the fee due the Company within the month following the actual charges.

MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity (deficiency). Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

(2)

PATENTS

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the grant date.  No amortization expense was recorded during the three and six months ended June 30, 2013 and 2012, as the Company’s patents are still pending as of June 30, 2013.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which commissions are earned.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company's financial instruments consist primarily of marketable securities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 5). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with level 3 inputs. See Note 6.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 for each fair value hierarchy level:

June 30, 2013	Derivative Liability	Marketable Securities	Total
Level I	$—	$341,203	$341,203
Level II	$—	$—	$—
Level III	$25,148	$—	$25,148

December 31, 2012
Level I	$—	$152,000	$152,000
Level II	$—	$—	$—
Level III	$40,000	$—	$40,000

(3)

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes. The Company recognizes deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. The Company records a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not been assessed, nor has the Company paid, any interest or penalties.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company’s tax years subsequent to 2010 remain subject to examination by federal and state tax jurisdictions.

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the six months ended June 30, 2013 are 1,886,065 consisting of 286,065 shares of common stock underlying convertible debt and options to purchase 1,600,000 shares of common stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company’s common stock and recognized as expense during the period in which services are provided.

COMPREHENSIVE INCOME

The Company has adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company’s comprehensive loss consist of unrealized losses on available-for-sale securities.

(4)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 – SALES CONCENTRATION AND CONCENTRATION OF CREDIT RISK

Cash

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. The Company has not experienced any losses in such accounts.

Sales

For the three and six months ended June 30, 2013, approximately 96% of our revenues for each period, were received from one of our merchant service providers, pursuant to an Assignment Agreement (see Note 9). As of June 30, 2013 the Company had $89,932 (99% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

NOTE 5 - MARKETABLE SECURITES

The Company’s marketable securities consist solely of 7,949,252 and 10,000,000, as of June 30, 2013 and December 31, 2012, respectively, of shares of Mediswipe, Inc.’s common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the three and six months ended June 30, 2013, the Company sold 1,950,748 and 2,050,748, respectively, of shares of stock and recorded gains of $34,943 and $38,117, respectively. The aggregate fair value of the Company’s holdings in Mediswipe’s common stock totaled $341,023 and $152,000 as of June 30, 2013 and December 31, 2012, respectively.

The following summarizes the carrying value of marketable securities as of June 30, 2013 and December 31, 2012:

	2013	2012
Historical cost	$151,036	$190,000
Unrealized gains included in accumulated other comprehensive income (loss)	189,987	(38,000)
Net carrying value	$341,023	$152,000

(5)

NOTE 6 – RELATED PARTY TRANSACTIONS

Management fees

During the three and six months ended June 30, 2013 the Company expensed management fees of $23,997 and $27,000, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $9,000 and $18,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Effective May 1, 2013, the Company agreed to compensate Mr. Canton $100,000 annually for his services as Chairman of the board of directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $16,666 in management fees for the three and six months ended June 30, 2013. Amounts due stockholders on the balance sheet as of June 30, 2013 include Mr. Friedman ($17,898), Mr. Canton ($16,666) and Mr. Hollander ($17,000).

Amounts due Mediswipe, Inc.

As of June 30, 2013 and December 31, 2012, Mediswipe, Inc, (“Mediswipe”) owns 6,000,000 shares of the Company’s common stock, representing approximately 30% and 32%, respectively, of the Company’s outstanding common stock. Effective September 4, 2013, Mediswipe distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013 (see note 11). The Company owes Mediswipe $34,941 and $56,186 as of June 30, 2013 and December 31, 2012, respectively, as a result of advances received from Mediswipe. These advances are non-interest bearing and are due on demand and are included in amounts due shareholders on the June 30, 2013, balance sheet herein.

Convertible Promissory Note

In May 2012, the Company entered into a note agreement with Mr. Climes, our Chief Executive Officer and a member of our board of directors, for the issuance of a convertible promissory note in the amount of $50,000 (the “Note”). Among other terms the Note is due one year from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and are convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 65% of the lowest closing bid price within five days of any conversion. Additionally, there are limitations on the holder’s right to convert whereby there cannot be any conversion that would cause the holders beneficial ownership to exceed 4.9% of the total issued and outstanding common stock of the Company. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 12% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note. During the six months ended June 30, 2013, the Company repaid $7,500 of the Note. As of June 30, 2013, the balance of the Note is $42,500 as is past due.

The Company has determined that the conversion feature of the Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Accordingly, the Note is not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Note. Such discount will be accreted from the date of issuance to the maturity date of the Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $50,000 and an initial loss on the valuation of derivative liabilities of $1,282 based on the initial fair value of the derivative liability of $51,282.

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. Based on the June 30, 2013, note balance of $42,500, and the value of the embedded derivative liability, the Company decreased the derivative liability of by $14,852 resulting in a derivative liability balance of $25,148 at June 30, 2013.

The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Risk-free Interest Rate
$25,148	1 month	$0.1633	171%	0.02%

(6)

NOTE 7 – STOCKHOLDER’S EQUITY

Common Stock

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company. As of June 30, 2013 and December 31, 2012 there were 19,950,000 and 19,050,000 par value $0.001, shares of common stock outstanding, respectively.

Options

Effective August 1, 2012 the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) whereby the Company has reserved five million shares of common stock to be available for grants pursuant to the 2012 Plan.

Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term. Mr. Climes is now a member of the board of directors of the Company and Dr. Canton is the Chairman of the board of directors of the Company. Pursuant to each ABA, 200,000 options immediately vested and an additional 50,000 vest under each ABA at the end August 2012 and for the following eleven months, as long as Messrs. Climes and Canton remain as a director.

A summary of the activity of options for the six months ended June 30, 2013 is as follows:

	Options	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2013	1,600,000	$0.30	$0.21
Options granted	—	—	—
Outstanding as of June 30, 2013	1,600,000	0.30	0.21
Exercisable as of June 30, 2013	1,500,000	0.30	0.21

In July 2013, the remaining 100,000 options vested. As of June 30, 2013, the remaining term of the options is 2.23 years, and 3,400,000 options are available for future grants under the 2012 Plan.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company had a tax net operating loss carry forward of approximately $355,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

(7)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective June 1, 2013, the Company began leasing office space at 407 East Fort Street, Suite 500, Detroit, Michigan, 48226. The lease is for approximately 1,722 square feet is for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company plans to utilize the space for corporate offices as well as a call center for marketing the Company’s directory business.

Other Agreements

Our business agreements consist primarily of banking ISO agreements and technology licensing agreements. Banking agreements are typically agreements with merchant banks which provide all direct relationships with the credit card issuing banks, PCI compliant gateways for our merchant processing clients and administrative functions. These agreements typically involve a split of the fees received between the banks and the Company based on interchange rate, agent commissions, or a fixed fee per transaction. Licensing agreements are infrastructure in nature and establish the connection to the end user that enables the Company to deliver and collect payment for the transacted media content or service application. Licensing agreements typically involve a split of the fees received between the technology provider, carriers and the Company.

On August 1, 2012 the Company entered into a series of agreements with Payventures, LLC (“PV”) and Payventures Tech, LLC (“PVTECH”). PV operates a business of promoting merchant services offered by certain banks, including credit and debit card transaction processing and network services (“Merchant Services”) to merchants. Pursuant to an Assignment Agreement (“PAA”) between PV and the Company PV assigned fifty percent (50%) of PV’s rights to receive residual payments from certain Assigned Customer(s), in exchange for five hundred thousand (500,000) shares of the Company’s restricted common stock. The term of the Assignment Agreement commences on the Effective Date and shall continue for a period of one (1) year after which it shall renew for successive one year terms automatically, unless terminated in accordance with the terms thereof. Either party has the right to terminate this Agreement at the end of the then current Term, upon thirty (30) days prior written notice to the other party. PV may terminate this Agreement at any time on thirty (30) days written notice to the Company provided however, that if such termination is without default or other material cause by the Company, then PV shall continue to pay the referral fees contemplated therein despite such termination, subject to the other provisions thereof that survive termination. In addition, PV may terminate the assignment of the Assigned Customer, and any obligation to pay the share of the Assigned Customer residual to the Company, upon thirty (30) days prior notice to the Company. PV may terminate the assignment of the Assigned Customer and substitute one or more comparable Assigned Customers upon thirty (30) days prior notice to the Company. PV shall not be required to replace an Assigned Customer if such Assigned Customer terminates its merchant account with PV.

Effective October 1, 2012, PV and the Company entered into the First Amendment to Assignment Agreement (the “Amendment”). The Amendment replaces the assignment to the Company of 50% of PV’s residuals from the initial Assigned Customer to the assignment of 30% of PV’s residual payments received from a newly Assigned Customer, and such account shall henceforth be the Assigned Customer under the Assignment Agreement.

PV and the Company also entered into a Consulting Agreement, whereby PV will provide services to the Company, including; coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. PV will be compensated at their standard hourly rate for such services. The term of the Consulting Agreement commences on the Effective Date and shall continue for a period of one (1) year, after which it shall renew for successive one year terms automatically, unless terminated in accordance with the terms thereof. Either Party hereto has the right to terminate the Consulting Agreement at any time on thirty (30) days written notice.

Also on August 1, 2012, PV and the Company executed an Agent Referral Agreement, whereby PV will compensate the Company for any customer referred to PV by the Company that subsequently utilizes PV’s

Merchant Services. The term of the Agent Referral Agreement is for two years and automatically renews for each year thereafter (the “Term”) unless 60 days prior written notice is given by either party.

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 and $15,000 for the hosting fees for the three and six months ended June 30, 2013respectively, and $7,500 for the minimum transaction fees for the three and six months ended June 30, 2013. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months will be $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The “Initial Term” shall become effective as of the Effective.

(8)

Date upon execution and delivery of this Agreement by each of the parties and expire twenty four (24) months from the Billing Activation Date (as defined therein). This Agreement will be automatically extended (“Extended Term”) for twelve (12) additional months upon the expiration of the Initial Term or any Extended Term unless either party has delivered written notice of its intent to terminate the Agreement at least sixty (60) days prior to the end of the Initial Term or then current Extended Term.

Additionally, the Company, through an agreement with Interactive MD, LLC (“iMD”) plans to market iMD’s telehealth services to consumers and employers. Our plan is to allow consumers and employers via a link from the my800doctor.com website to be able purchase various types of monthly memberships from iMD. If successful, 800 Commerce would receive a referral fee of $10 from iMD per member per month (“PMPM”) via the affiliate agreement, irrespective of the type of membership.

Pursuant to the iMD agreement, we also have a twelve month option for iMD to build a white label version of the iMD portal for My800doctor.com.  The estimated one time cost of building the platform and system is $42,000 and the estimated time of completion would be ninety days. Under a license, the my800doctor.com portal would be able to offer the uninsured a variety of healthcare options, including a search and appointment directory in any desired field of medicine. For consumers seeking an immediate consultation, telemedicine options will be available, thereby allowing patients to speak directly with a physician online through a HIPPA compliant “Skype Like” video platform for diagnosis and e-scribing.  Additionally, we plan to offer consumers to establish and maintain their personal healthcare records. We plan for users to be able to search for doctors by specialty and other categories, read doctor reviews, view medical related video content and schedule visits electronically.  We plan to charge a subscription fee of $299 a year or $19.95 a month. Consumers will be able to choose from among participating physicians, receive online consultations at a minimum cost, receive prescriptions via email and get SMS prescriptions alerts and appointment reminders. We expect these features to be desirable by cutting down on time and travel related costs associated with customary doctors’ visits and standard healthcare. Pursuant to the license we will pay iMD:

$1.20 PMPM for <50,000 members

$1.00 PMPM for <50,000 and <150,000 members

$0.80 PMPM for >150,000 members

$2.00 per consult

Minimum monthly guaranty $10,000

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2013, the Company had an accumulated deficit of approximately $1,117,305. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the six months ended June 30, 2013, the Company also sold 2,050,748 shares of MediSwipe common stock it owned and has realized proceeds of approximately $77,000 from the sales.

The Company intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We expect to commence the marketing of our medical directory in 2013, and hope to commence receipt of revenue from the marketing of our medical directory in 2013. The Company is preparing to launch its second on-line portal and mobile application; a directory of lawyers.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through September 3, 2013, which is the date the financial statements were available to be issued.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered the six million shares of common stock owned by Mediswipe. On August 29, 2013, the Company received the approval of setting the record date of September 3, 2013, for all shareholders of MediSwipe as of that date, to receive on a pro rata basis the six million shares of the Company’s common stock. The shares were issued on September 4, 2013.

From July 1, 2013 through September 3, 2013, the Company sold 449,252 shares of Mediswipe common stock and received net proceeds of $18,247 from such sales.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

(9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011, included in our Form S-1/A filed with the SEC on August 5, 2013.

The independent auditor’s reports on our financial statements for the years ended December 31, 2012 and 2011 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the condensed financial statements filed herein.

Restatement of previously issued financial statements

The Company has restated previously issued financial statements and related footnotes as of December 31, 2012.

The Company has restated the financial statements to account for the reclassification of the fair value of common stock issued as consideration for the assignment of a customer, from operating expenses to costs of revenues, and to amortize such costs over the one year term of the Assignment Agreement, beginning August 1, 2012, pursuant to which the Company issued 500,000 shares of its’ common stock. The reclassification and amortization resulted in a decrease in the Company’s accumulated deficit by $72,917 as of December 31, 2012.

In the restated consolidated balance sheets as of December 31, 2012, the Company has included $72,917 of deferred equity consideration in the stockholders’ equity section, as contra equity.

(a) Liquidity and Capital Resources.

For the six months ended June 30, 2013, net cash used in operating activities was $85,706 compared to $78,889 for the six months ended June 30, 2012. The company had a net loss $299,081 for the six months ended June 30, 2013 compared to a net loss of $144,609 for the six months ended June 30, 2012. The net loss for the six months ended June 30, 2013 was impacted by stock and option compensation expense of $147,250. The stock-based compensation expense is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $126,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Pursuant to the option agreements, there remain options to purchase 100,000 shares of common stock and $21,000 of future stock compensation expense will be realized as the options vest in July 2013. Also included in cost of sales for the six months ended June 30, 2013, was the non- cash amortization of deferred equity consideration for customer acquisition costs of $62,500 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement. Additional non-cash expenses for the six months ended June 30, 2013 were the amortization of the initial discounts of $22,465 on the convertible note. These non-cash add-backs were partially offset by the change in the fair value of derivative liabilities of $10,529. Negative cash flows in 2012 were due primarily to the net loss of $144,609, partially offset by the non-cash stock based compensation of $67,950.

During the six months ended June 30, 2013, net cash provided by investing activities was $73,702 as a result of $77,081 received from the sale of marketable securities less the purchase of office furniture of $1,929 and the payments related to patent costs of $1,450. Net cash used in investing activities was $1,188 for the six months ended June 30, 2012, due to the purchase of computer equipment.

During the six months ended June 30, 2013, net cash used in financing activity was $7,500, compared to net cash provided by financing activities of $203,252 for the six months ended June 30, 2012. The 2013 amount was comprised of repayments of $7,500 on the convertible note. The 2102 financing activity was the result of $155,000 received from sale of common stock and $50,000 proceeds pursuant to the issuance of a convertible promissory note. Cash flow from financing activities in 2012 was due to the proceeds of $155,000 from sale of 4,650,000 shares of our common stock, and the proceeds from convertible note in amount of $50,000.

For the six months ended June 30, 2013, cash and cash equivalents decreased by $19,504 compared to a increase of $123,175 for the six months ended June 30, 2012. Ending cash and cash equivalents at June 30, 2013 was $21,114 compared to $123,910 at June 30, 2012.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the six months ended June 30, 2013, the Company sold 2,050,748 shares of MediSwipe common stock it owned and realized proceeds of approximately $77,000 from the sales. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares.

The Company intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We commenced the marketing of our medical directory in September 2013, and hope to commence receipt of revenue from the marketing of our medical directory in the fourth quarter of 2013. The Company is preparing to launch its second on-line portal and mobile application; a directory of lawyers.

We will need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures from unaffiliated investors which may cause dilution to our stockholders. The company expects to increase sales of additional products over the course of this fiscal year.

(10)

Results of Operations

Results of operations for the three and six months ended June 30, 2013 vs. June 30, 2012

Revenues. The Company had revenues for the three and six months ended June 30, 2013 of $93,419 and $187,231, respectively, compared to $5,434 and $9,108 for the three and six months ended June 30, 2012, respectively. The increases included $89,877 and $179,808 for the three and six months ended June 30, 2013, respectively, of revenues pursuant to a processing service provider’s assignment to us of a portion of its residual income under one or more of its service contracts in exchange for our issuance of 500,000 shares of our common stock. Pursuant to an Assignment Agreement dated August 1, 2012 (as amended on October 1, 2012) between us and Payventures, LLC, a marketer of merchant payment processing services, the Company has purchased from Payventures 30% of its residual fees under specific client contracts. The Assignment Agreement is for a period of one year and is subject to early termination in the event Payventures’ client terminates its contract with Payventures.

All of our revenue from inception through June 30, 2013, other than the revenue under the Assignment Agreement, has been derived from our marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company received revenue of $3,374 and $7,161 from FrontStream for the three and six months ended June 30, 2013, respectively, compared to $3,418 and $7,100 for the three and six months ended June 30, 2012, respectively. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the Residual for the previous month's activity, on or about the 25th day of the next month.

Costs of revenues. For the three and six months ended June 30, 2013, cost of revenues was $118,214 and $231,467, respectively. This expense was comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. The costs for the three and six months ended June 30, 2013 include $31,588 (three months) and $62,154 (six months) for merchant acquiring and processing services, $26,482 (three months) and $52,844 (six months) for mobile messaging services, $13,894 (three months) and $31,469 (six months) for customer contact and customer assistant services, $7,500 (three months) and $15,000 (six months) for hosted license fees and $7,500 for the three and six months for minimum transaction fees. Also included in cost of sales for the three and six months ended June 30, 2013, was amortization of deferred equity consideration for customer acquisition costs of $31,250 and $62,500, respectively, as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement.

(11)

Operating Expenses.

Operating expenses were $158,715 and $279,026 for the three and six months ended June 30, 2013, respectively, compared to $153,495 and $157,875 for the three and six months ended June 30, 2012, respectively. The increase of $121,151 for the six months ended June 30, 2013, was due primarily to an increase in stock compensation expense of $79,300 in stock-based compensation. The stock-based compensation expense in 2013 is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $126,000 and the amortization of $21,250 prepaid stock compensation for consulting services, compared to $61,700 of stock based compensation and the amortization of $6,250 prepaid stock compensation for consulting services in 2012. Pursuant to the option agreements, there remain options to purchase 100,000 shares of common stock and $21,000 of future stock compensation expense will be realized in July 2013. Additionally for the three and six months ended June 30, 2013 there were salaries and management fees (excluding stock-based compensation) of $49,664 and $61,667, respectively, compared to $12,800 and $13,240 for the three and six months ended June 30, 2012, respectively. We expect an increase in overall expenses during 2013 due to the additional expenses incurred as a result of becoming a publicly traded company in the United States. At the present time, we do not have any agreements or plans to issue additional shares of common stock for services, however as an early stage company, and in consideration of the available cash we may have on hand in the future, we may decide to issue additional shares of stock, if the Board of Directors feel it is necessary to, among other items, attract and/or maintain qualified and competent management. The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense. In accordance with ASC Topic 718, Compensation - Stock Compensation (ASC Topic 718), compensation costs for performance based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine probability of achieving the performance goals in each reporting period and recognize compensation costs based on the number of shares that are expected to vest.

Other income (Expense)

Other income for the three and six months ended June 30, 2013 was $23,156 and $24,181, respectively, compared to $4,148 for the three and six months ended June 30, 2012. Included in the current period is interest expense of $11,136 (three months) and $24,465 (six months), comprised of $10,136 (three months) and $22,465 (six months) related to the amortization of the initial discount on convertible promissory notes and $1,000 (three months) and $2,000 (six months) for the interest expense on the face value of the notes. Also included in other expenses for the six months ended June 30, 2013 was $10,529 for the fair value change on the derivative liability associated with the convertible promissory notes. The Company also recorded gains on sale of marketable securities of $34,943 and $38,117 for the three and six months ended June 30, 2013, respectively.

Other expenses for the three and six months ended June 30, 2012 included interest expense of $3,107 related to the amortization of the initial discount on convertible promissory notes $2,877 and $230 for the interest expense on the face value of the notes. For the three and six months ended June 30, 2012 the fair value change in the derivative associated with convertible promissory notes resulted in a decrease of $7,265 in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

(12)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

(13)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 20, 2013, the Company issued 900,000 shares of common stock to Mr. James Canton pursuant to a Patent Assignment Agreement.

The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The consultant was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

31.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer, and Director Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer, and Director Pursuant to Section 906 of the Sarbanes-Oxley Act.

(14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 11, 2013

800 COMMERCE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

President and Director

(Principal Executive Officer)

(15)