Form 10-Q
period 2013-09-30
800 Commerce, Inc.
filed 2013-11-14
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

(800) 266-6372

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

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of November 12, 2013, was 19,950,000 shares.

(1)

(2)

800 COMMERCE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$25,967	$40,618
Accounts receivable	26,600	57,827
Prepaid expenses	—	21,250
Marketable securities	259,350	152,000
Security deposit	2,500	2,500
Total current assets	314,417	274,195

Patents Pending	33,950	32,500
Computer Equipment, net	2,611	979
Total assets	$350,978	$307,674
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$65,132	$68,594
Due to stockholders	129,807	59,186
Convertible promssory note, net of discount of $22,465 (2012)	7,000	27,535
Derivative liability	6,297	40,000
Total current liabilities	208,236	195,315

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 (2013) and
19,050,000 (2012) shares issued and outstanding	19,950	19,050
Additional paid-in capital	1,193,879	1,022,450
Deferred equity consideration	—	(72,917)
Accumulated comprehensive income ( loss)	135,850	(38,000)
Accumulated deficit	(1,206,937)	(818,224)

Total stockholders' equity	142,742	112,359

Total liabilities and stockholders' equity	$350,978	$307,674

See notes to condensed financial statements.

(3)

800 COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Fee revenue, net	$90,341	$25,101	$277,572	$34,209
Costs of revenue	121,572	38,408	371,539	38,408

Gross loss	(31,231)	(13,307)	(93,967)	(4,199)
Operating expenses:
Salaries and management fees	68,501	177,156	280,217	263,596
Rent and occupancy costs	5,550	9,200	12,937	11,894
Travel and entertainment	1,062	8,637	8,833	14,017
Transfer agent and filing fees	3,664	2,106	8,553	4,126
Professional and consulting fees	4,300	4,800	23,162	44,550
Software development and internet expenses	318	13,918	4,951	24,465
Other general and administrative	2,080	15,142	7,348	26,186

Total operating expenses	85,475	230,959	346,001	388,834

Operating loss	(116,706)	(244,266)	(439,968)	(393,033)

Other income (expense):
Interest expense	(492)	(13,315)	(24,957)	(16,422)
Change in fair market value of derivative liabilities	(2,155)	(20,018)	8,374	(12,753)
Gain on sale of marketable securities	29,724	—	67,841	—
Total other (expense) income, net	27,077	(33,333)	51,258	(29,175)

Net loss	(89,629)	$(277,599)	$(388,710)	$(422,208)

Other Comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on marketable securities	(97,271)	$5,000	$228,391	$(14,000)

Less reclassiifcation adjustment for gains
included in net loss	29,724	—	67,841	—

Other comprehensive (loss) gain	(97,271)	5,000	228,391	(14,000)

Comprehensive loss	(186,900)	$(272,599)	$(160,319)	$(436,208)

Net loss per share	(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
Basic and diluted	19,950,000	18,447,253	19,387,500	13,914,612

See notes to condensed financial statements.

(4)

800 COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:		(restated)
Net loss	$(388,710)	$(422,208)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	297	110
Amortization of discount on convertible note	22,465	15,206
Amortization of deferred customer acquisition costs	72,917	20,834
Change in fair value of derivative liabilities	(8,374)	12,753
Stock based compensation	168,250	206,450
Gain on sale of marketable securities	(67,841)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,227	(21,279)
(Decrease) increase in accounts payable and accrued expenses	(3,462)	28,343
Increase in due to stockholders	0	—
Net cash used in operating activities	(173,231)	(159,791)

Cash flows from investing activities:
Proceeds from sale of marketable securities	134,338
Purchase of computer equipment	(1,929)	(1,188)
Payment of patent costs	(1,450)	(5,650)
Net cash provided by (used in) investing activities	130,959	(6,838)

Cash flows from financing activities:
Proceeds from sale of common stock	—	225,500
Proceeds from issuance of convertible note	—	50,000
Advances from (repayments to) stockholder	70,621	—
Repayments of amounts due shareholders	—	(7,398)
Repayments of convertible note	(43,000)	—
Net cash provided by financing activities:	27,621	268,102

Net (decrease) increase in cash and cash equivalents	(14,651)	101,473
Cash and cash equivalents, beginning	40,618	735

Cash and cash equivalents, ending	$25,967	$102,208

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock for prepaid consulting fees	$—	$50,000

Reclassification of derivative liability upon repayment of convertible debt	$—	$—

Patent costs included in accounts payable	$4,125	$1,850

Issuance of common stock for patent rights	$—	$25,000

Issuance of common stock for customer assignment agreement	$—	$125,000

See notes to condensed financial statements.

(5)

800 COMMERCE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to commence the marketing of the medical directory in the fourth quarter of 2013, and hopes to commence receipt of revenue from the marketing of the medical directory either in the fourth quarter of 2013 or the first quarter of 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form S-1/A report filed with the Securities and Exchange Commission (SEC) on August 6, 2013. Interim results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of future results for the full year. Certain amounts from the 2012 period have been reclassified to conform to the presentation used in the current period.

RESTATEMENT

The financial statements for the three and nine months ended September 30, 2012 and as of December 31, 2012 have been restated to defer the recognition of the fair value of common stock issued pursuant to the Assignment Agreement (see Note 9). The fair value of the common stock has been recorded as deferred equity consideration in the equity section of the balance sheet and is being amortized and expensed as cost of sales over the term of the Agreement. The fair value was previously recorded in its’ entirety as stock compensation expense during 2012.

(6)

All related amounts have been restated as appropriate within these financial statements.

As of December 31, 2012	As initially reported	Adjustments	Restated
Retained earnings	$(891,141)	$72,917	$(818,224)
Deferred equity consideration	-	(72,917)	(72,917)

For the three months ended September 30, 2012
Salaries and management fees	$302,156	$(125,000)	177,156
Costs of revenues	17,574	20,834	38,408

For the nine months ended September 30, 2012
Salaries and management fees	$388,596	(125,000)	263,596
Costs of revenues	17,574	20,834	38,408
Deferred equity consideration	-	104,166	104,166

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

(7)

PATENTS

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three and nine months ended September 30, 2013 and 2012, as the Company’s patents are still pending as of September 30, 2013.

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

The three hierarchy levels are defined as follows:

Level 1 – Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

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

(8)

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with level 3 inputs. See Note 6.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 for each fair value hierarchy level:

September 30, 2013	Derivative Liability	Marketable Securities	Total
Level I	$ -	$ 259,350	$ 259,350
Level II	$ -	$ -	$ -
Level III	$ 6,297	$ -	$ 6,297

December 31, 2012
Level I	$ -	$ 152,000	$ 152,000
Level II	$ -	$ -	$ -
Level III	$ 40,000	$ -	$ 40,000

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the nine months ended September 30, 2013 are 1,671,631 consisting of 71,631 shares of common stock underlying convertible debt and options to purchase 1,600,000 shares of common stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

(9)

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

Sales

For the three and nine months ended September 30, 2013, approximately 98% and 96%, respectively, of the Company’s revenues for each period, were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9). As of September 30, 2013 the Company had $26,270 (99% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

(10)

NOTE 5 - MARKETABLE SECURITES

The Company’s marketable securities consist solely of 6,500,000 and 10,000,000, as of September 30, 2013 and December 31, 2012, respectively, of shares of Mediswipe, Inc.’s common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the three and nine months ended September 30, 2013, the Company sold 1,449,252 and 3,500,000, respectively, of shares of stock and recorded gains of $29,724 and $67,841, respectively. The aggregate fair value of the Company’s holdings in Mediswipe’s common stock totaled $259,350 and $152,000 as of September 30, 2013 and December 31, 2012, respectively.

The following summarizes the carrying value of marketable securities as of September 30, 2013 and December 31, 2012:

	2013	2012
Historical cost	$123,500	$190,000
Unrealized gains included in accumulated other comprehensive income (loss)	135,850	(38,000)
Net carrying value	$259,350	$152,000

NOTE 6 – RELATED PARTY TRANSACTIONS

Management fees

During the three and nine months ended September 30, 2013 the Company expensed management fees of $13,500 and $40,500, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $9,000 and $27,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Effective May 1, 2013, the Company agreed to compensate Mr. Canton $100,000 annually for his services as Chairman of the board of directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $25,000 and $41,667 in management fees for the three and nine months ended September 30, 2013, respectively. Amounts due stockholders on the balance sheet as of September 30, 2013 include Mr. Friedman ($23,097), Mr. Canton ($41,667) and Mr. Hollander ($20,000).

Amounts due Mediswipe, Inc.

As of December 31, 2012, Mediswipe, Inc, (“Mediswipe”) owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Mediswipe distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013 (see note 11). The Company owes Mediswipe $45,043 and $56,186 as of September 30, 2013 and December 31, 2012, respectively, as a result of advances received from Mediswipe. These advances are non-interest bearing and are due on demand and are included in amounts due shareholders on the September 30, 2013, balance sheet herein.

(11)

Convertible Promissory Note

In May 2012, the Company entered into a note agreement with Mr. Climes, our Chief Executive Officer and a member of our board of directors, for the issuance of a convertible promissory note in the amount of $50,000 (the “Note”). Among other terms the Note is due one year from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 65% of the lowest closing bid price within five days of any conversion. Additionally, there are limitations on the holder’s right to convert whereby there cannot be any conversion that would cause the holders beneficial ownership to exceed 4.9% of the total issued and outstanding common stock of the Company. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 12% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note. During the nine months ended September 30, 2013, the Company repaid $43,000 of the Note. As of September 30, 2013, the balance of the Note is $7,000 and is past due.

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

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. Based on the September 30, 2013 note balance of $7,000, and the value of the embedded derivative liability, the Company decreased the derivative liability of by $33,703 resulting in a derivative liability balance of $6,297 at September 30, 2013.

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Risk-free Interest Rate
$6,297	1 month	$0.1633	171%	0.02%

(12)

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company. As of September 30, 2013 and December 31, 2012 there were 19,950,000 and 19,050,000 par value $0.001, shares of common stock outstanding, respectively.

STOCK Options

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

A summary of the activity of options for the nine months ended September 30, 2013 is as follows:

	Options	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2013	1,600,000	$0.30	$0.21
Options granted	—	—	—
Outstanding as of September 30, 2013	1,600,000	0.30	0.21
Exercisable as of September 30, 2013	1,600,000	0.30	0.21

As of September 30, 2013, the remaining term of the options is 1.98 years, and 3,400,000 options are available for future grants under the 2012 Plan.

(13)

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective June 1, 2013, the Company began leasing office space at 407 East Fort Street, Suite 500, Detroit, Michigan, 48226. The lease is for approximately 1,722 square feet is for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company plans to utilize the space for corporate offices as well as a call center for marketing the Company’s directory business. Rent expense for the three and nine months ended September 30, 2013, was $5,550 and $12,937, respectively, compared to $9,200 and $11,894 for the three and nine months ended September 30, 2012, respectively.

(14)

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

(15)

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 and $22,500 for the hosting fees for the three and nine months ended September 30, 2013, respectively, and $7,500 and $15,000, respectively, for the minimum transaction fees for the three and nine months ended September 30, 2013. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500.

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

$1.20 PMPM for <50,000 members

$1.00 PMPM for <50,000 and <150,000 members

$0.80 PMPM for >150,000 members

$2.00 per consult

Minimum monthly guaranty $10,000

(16)

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2013, the Company had an accumulated deficit of approximately $1,206,937. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the nine months ended September 30, 2013, the Company also sold 3,500,000 shares of MediSwipe common stock it owned and has realized proceeds of approximately $134,000 from the sales.

The Company intends to begin marketing of the on-line portals and mobile applications that it has developed, offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We expect to commence the marketing of our medical directory in the fourth quarter of 2013, and hope to commence receipt of revenue from the marketing of our medical directory in the fourth quarter of 2013 or the first quarter of 2014. The Company has also completed the development of its second on-line portal and mobile application; a directory of lawyers.

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

(17)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011, included in our Form S-1/A filed with the SEC on August 6, 2013.

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

(18)

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

(a) Liquidity and Capital Resources.

For the nine months ended September 30, 2013, net cash used in operating activities was $173,231 compared to $159,791 for the nine months ended September 30, 2012. The company had a net loss $388,710 for the nine months ended September 30, 2013 compared to a net loss of $422,208 for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 was impacted by stock and option compensation expense of $168,250. The stock-based compensation expense is comprised of the vesting of options to purchase 700,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Also included in cost of sales for the nine months ended September 30, 2013, was the non- cash amortization of deferred equity consideration for customer acquisition costs of $72,917 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement. Additional non-cash expenses for the nine months ended September 30, 2013 were the amortization of the initial discount of $22,465 on the convertible note. These non-cash add-backs were partially offset by the change in the fair value of derivative liabilities of $8,374. Negative cash flows in 2012 were due primarily to the net loss of $422,208, partially offset by the non-cash stock based compensation of $206,450.

During the nine months ended September 30, 2013, net cash provided by investing activities was $130,959 as a result of $134,388 received from the sale of marketable securities less the purchase of office furniture of $1,929 and the payments related to patent costs of $1,450. Net cash used in investing activities was $6,838 for the nine months ended September 30, 2012, due to the purchase of computer equipment of $1,188 and patent costs of $5,650.

During the nine months ended September 30, 2013, net cash provided by financing activities was $27,621, compared to net cash provided by financing activities of $268,102 for the nine months ended September 30, 2012. The 2013 amount was comprised of repayments of $43,000 on the convertible note and increases amounts due shareholders for services provided. The 2012 financing activity was the result of $225,500 received from sale of common stock and $50,000 proceeds pursuant to the issuance of a convertible promissory note. In the 2012 period $7,398 of amounts due shareholders was repaid.

For the nine months ended September 30, 2013, cash and cash equivalents decreased by $14,651 compared to an increase of $101,473 for the nine months ended September 30, 2012. Ending cash and cash equivalents at September 30, 2013 was $25,967 compared to $102,208 at September 30, 2012.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the nine months ended September 30, 2013, the Company sold 3,500,000 shares of MediSwipe common stock it owned and realized proceeds of approximately $134,000 from the sales. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares.

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

(19)

Results of Operations

Results of operations for the three and nine months ended September 30, 2013 vs. September 30, 2012

Revenues. The Company had revenues for the three and nine months ended September 30, 2013 of $90,341 and $277,572, respectively, compared to $25,101 and $34,209 for the three and nine months ended September 30, 2012, respectively. The increases included $88,443 and $268,251 for the three and nine months ended September 30, 2013, respectively, of revenues pursuant to a processing service provider’s assignment to us of a portion of its residual income under one or more of its service contracts in exchange for our issuance of 500,000 shares of our common stock. Pursuant to an Assignment Agreement dated August 1, 2012 (as amended on October 1, 2012) between us and Payventures, LLC, a marketer of merchant payment processing services, the Company has purchased from Payventures 30% of its residual fees under specific client contracts. The Assignment Agreement is for a period of one year and is subject to early termination in the event Payventures’ client terminates its contract with Payventures.

All of our revenue from inception through September 30, 2013, other than the revenue under the Assignment Agreement, has been derived from our marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company received revenue of $1,875 and $9,036 from FrontStream for the three and nine months ended September 30, 2013, respectively, compared to $3,314 and $10,414 for the three and nine months ended September 30, 2012, respectively. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the Residual for the previous month's activity, on or about the 25th day of the next month.

(20)

Costs of revenues. For the three and nine months ended September 30, 2013, cost of revenues was $121,572 and $371,539, respectively. This expense was comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. The costs for the three and nine months ended September 30, 2013 include $29,867 (three months) and $91,841 (nine months) for merchant acquiring and processing services, $25,531 (three months) and $78,375 (nine months) for mobile messaging services, $15,437 (three months) and $46,906 (nine months) for customer contact and customer assistant services, $7,500 (three months) and $22,500 (nine months) for hosted license fees and $12,500 ( three months) and $20,000 (nine months) for minimum transaction fees. Also included in cost of sales for the three and nine months ended September 30, 2013, was amortization of deferred equity consideration for customer acquisition costs of $10,417 and $72,917, respectively, as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement.

Operating Expenses.

Operating expenses were $85,475 and $346,001 for the three and nine months ended September 30, 2013, respectively, compared to $230,959 and $388,834 for the three and nine months ended September 30, 2012, respectively. The decrease of $157,875 for the nine months ended September 30, 2013, was due primarily to a decrease in stock compensation expense of $38,200. The stock-based compensation expense in 2013 is comprised of the vesting of options to purchase 700,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services, compared to $126,000 for the vesting of options to purchase 600,000 shares of common stock valued at $126,000, $61,700 of stock based compensation for the issuance of 617,000 shares of common stock and the amortization of $18,750 prepaid stock compensation for consulting services in 2012. Additionally for the three and nine months ended September 30, 2013 there were salaries and management fees (excluding stock-based compensation) of $47,500 and $109,167, respectively, compared to $38,734 and $51,974 for the three and nine months ended September 30, 2012, respectively. We expect an increase in overall expenses during 2013 due to the additional expenses incurred as a result of becoming a publicly traded company in the United States. At the present time, we do not have any agreements or plans to issue additional shares of common stock for services, however as an early stage company, and in consideration of the available cash we may have on hand in the future, we may decide to issue additional shares of stock, if the Board of Directors feel it is necessary to, among other items, attract and/or maintain qualified and competent management. The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense. In accordance with ASC Topic 718, Compensation - Stock Compensation (ASC Topic 718), compensation costs for performance based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine probability of achieving the performance goals in each reporting period and recognize compensation costs based on the number of shares that are expected to vest.

(21)

Other income (Expense)

Other income for the three and nine months ended September 30, 2013 was $27,077 and $51,258, respectively, compared to other expenses of $33,333 and $29,175 for the three and nine months ended September 30, 2012. Included in the current period is interest expense of $492 (three months) and $24,957 (nine months), comprised of $22,465 (nine months) related to the amortization of the initial discount on convertible promissory notes and $492 (three months) and $2,492 (nine months) for the interest expense on the face value of the notes. Also included in other expenses for the nine months ended September 30, 2013 was $8,374 for the fair value change on the derivative liability associated with the convertible promissory notes. The Company also recorded gains on sale of marketable securities of $29,724 and $67,841 for the three and nine months ended September 30, 2013, respectively.

Other expenses for the three and nine months ended September 30, 2012 included interest expense of $12,098 (three months) and $15,205 (nine months)related to the amortization of the initial discount on convertible promissory notes, $987 (three months) and $1,217 (nine months) for the interest expense on the face value of the notes. For the three and nine months ended September 30, 2012 the fair value change in the derivative associated with convertible promissory notes resulted in a decrease of $20,018 (three months) and $12,753 (nine months) in the derivative liability associated with convertible promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

See Note 2 to the condensed consolidated financial statements included herein.

(22)

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(23)

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

(24)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013

800 COMMERCE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

President and Director

(Principal Executive Officer)