Form 10-K
period 2013-12-31
800 Commerce, Inc.
filed 2014-04-11
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-184459

800 COMMERCE, INC.

(Name of small business issuer in its charter)

Florida	27-2019626
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008, West Palm Beach, FL 33401

(Address and Zip Code of Principal Executive Offices)

(561) 514-9042

Registrant's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x   .No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check is smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  x.

The number of shares outstanding of the Registrant’s $0.001 par value Common Stock as of April 10, 2014 was 19,950,000 shares.

(1)

800 COMMERCE, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

(2)

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by 800 Commerce, Inc. are forward–looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

The forward–looking statements are based upon our beliefs and assumptions using information available at the time we make these statements. We caution you not to place undue reliance on our forward–looking statements as (i) these statements are neither predictions nor guaranties of future events or circumstances, and (ii) the assumptions, beliefs, expectations, forecasts and projections about future events may differ materially from actual results. We undertake no obligation to publicly update any forward–looking statement to reflect developments occurring after the date of this report.

(3)

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) General Business Development

Corporate History

800 Commerce, Inc. (the “Company” or “800 Commerce”) was formed in the State of Florida on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On June 20, 2012 the Board of Directors approved a stock dividend whereby the Company issued two (2) additional shares of common stock for each share of common stock outstanding. Accordingly, the Company issued 12,000,000 shares of common stock (the “Dividend Shares”) on July 5th, 2012. Immediately subsequent to the issuance of the Dividend Shares, the Company had 18,000,000 shares of common stock issued and outstanding.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered 6,000,000 shares of its’ common stock owned by Mediswipe, Inc. (“Mediswipe”). Mediswipe distributed the 6,000,000 shares of common stock to their shareholders of record as of September 3, 2013. The shares were distributed on September 4, 2013.

In September 2013, the Company engaged a broker dealer, who has filed a Form 211 Application with the Financial Industry Regulatory Authority (“FINRA”) in order to obtain a symbol for quotation. The broker dealer is working with FINRA’s staff’s requests of the broker dealer in order to continue the review process. The Company and its counsel are closely monitoring the broker dealer’s response to FINRA. Pursuant to the SEC Rule 15C2-11, only the broker dealer can communicate with FINRA regarding this process.

(b) Financial Information about Segments

The Company currently operates in one reporting segment

(c) Narrative Description of Business

The Company commenced revenue producing activities based on the marketing of credit processing services in March 2010 by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment (the “Assignment Agreement”) to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of the Company’s common stock.

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to commence the marketing of the medical directory in the second quarter of 2014, and hopes to commence receipt of revenue from the marketing of the medical directory either in the third quarter of 2014.

(4)

Products and Services

Merchant Payment Processing Business

Currently, 100% of our revenues are derived as agent for electronic merchant payment processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment (the “Assignment Agreement”) to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of the Company’s common stock. Approximately 86% and 97% of the Company’s revenues were as a result of the Assignment Agreement for the years ended December 31, 2012 and 2013, respectively.

The Company has entered into agent referral agreements with merchant payment processing service providers, including PayVentures, LLC and FrontStream Payments, Inc., pursuant to which we receive a commission based on a percentage of the net revenue received by the payment processor from customers the Company’s introduces to them. These merchant payment processing services include payment solutions that are available to both bricks and mortar businesses and online businesses worldwide.  The electronic payment processing services the Company sells enable the clients to accept all major credit cards, debit cards and ATM cards, as well as many other forms of payment.  These other payment forms include payroll cards, gift cards, loyalty program cards, ACH check drafts, money transfers and pay-by-check verification/guarantee services.  The payment gateway platform offered by the Company’s merchant processors are accessible via websites, retail stores, mail order, telephone order call centers, wireless terminals and hand held devices.

The licensed payment gateway platforms offered by our merchant processors comply with the Payment Card Industry (“PCI”) Data Security Standard.  PCI was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats.  A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing its ability to process credit card payments and being audited and/or fined.  Merchants and payment card service providers must validate their compliance periodically. We also market re-branding, private label or “white label,” of the payment gateway platforms offered by our merchant processors.  White labeling enables our merchant clients to appear to their customers as if they “own the payment network.”

Our suite of e-commerce payment services include:

·	merchant processing customized solutions
·	private label gateway
·	credit card acceptance
·	private label debit card issuance
·	e-commerce processing
·	gift, payroll and loyalty cards
·	check services
·	wireless/mobile payment platforms
·	ACH

“MY800” PORTALS

The Company owns the phone number 800-COMMERCE, and has been approved by US Short-Codes for use and operation of the international short code “MY800” (69800) with the use of unlimited keywords. The Company has been approved for use of its’ MY800 or 69800 shortcode by such mobile phone carriers including Verizon, Sprint, T-Mobile, Virgin Mobile, Boost Mobile, Nextel and others.  The Company plans to introduce and market a suite of consumer services via online directories, designed for a marketing and lead generation business, to be built on the “MY800” theme available to consumers online and via their mobile devices. The Company has completed the initial on-line portal and mobile application dedicated to a directory of medical doctors, however revenue producing operations by way of our medical directory has not yet commenced. The Company expects to commence the marketing of the medical directory in the second calendar quarter of 2014, and hopes to commence receipt of revenue from the marketing of the medical directory in the third quarter of 2014, however there can be no assurance we will be able to do so or that we will be successful in generating any revenues from our planned lead generating business model.

The Company has purchased a number of URLs for this business purpose including: www.800commerce.com, www.my800doctor.com, www.my800realtor.com, www.my800creditrepair.com, www.my800lawyer.com, www.my800homeloan.com, www.my800travel.com among others. Each directory will be enhanced with the Company’s mobile platform enabling mobile devices and a SMS feature to provide two-way text message communication between the service provider and consumer.  The Company’s directory portal business model will seek to complete a transaction by providing consumers with an easy way to (i) find information to help them make informed decisions; (ii) compare offers from various companies that offer the respective product or service, and (iii) help them easily complete their transaction. Most of the services are free for consumers, with merchants paying for directory listings, premium placement and use of keywords under the MY800 SMS mobile platform.

(5)

My800Doctor.com

The Company’s first 800 directory is available on our website, www.My800Doctor.com, as an interactive health and wellness portal. The portal allows consumers to choose a personal physician, dentist or health and wellness professional from our acquired database of over 400,000 medical professionals, make an appointment online and receive mobile and email confirmation of the appointment. In the future, we plan to provide a variety of proprietary content from the site and offer medical processionals the ability to market services and products via SMS text messaging. My800doctor.com, through various partnerships, intends to offer to this network of 400,000 private physician’s premium services either for 1) preferred listing within a specific practice and zip code location for a monthly fee or 2) online appointment setting fee for each appointment made via the online form at MY800doctor.com, without committing to a monthly fee.  Management believes that the MY800 platform will offer value added services including the above functionality as well as additional options including SMS appointment and prescription alerts. If we are not able to sell these services to our database of physicians, we will not realize any revenue.

“My800” Mobile Platform

In addition to the Company’s web-based MY800 directories, the Company intends to offer the directories via a mobile application. The “MY800” Mobile Marketing and Customer Relationship Management (CRM) platform is planned to be a hosted solution enabling clients to develop, execute, and manage a variety of engagements to a consumer’s mobile phone. The Company has completed the development of the platform and plans to begin marketing of the platform in the second quarter of 2014. The platform is intended to offer SMS, MMS, and Interactive Voice Response (IVR) interactions, which can be facilitated via a set of Graphical User Interfaces (GUIs). Reporting and analytics capabilities are also planned to be available to users through our MY800 mobile platform.

The Company intends that the 800 Commerce mobile marketing platform and the “MY800” brand will help create an easy and convenient way for businesses to further ingrain top-of-mind awareness with customers through mobile connectivity with their customers. Once completed, consumers will be able to access a particular search engine by texting MY800 (followed by the category name) and receive a text reply identifying multiple service providers within the consumer’s immediate geographic area, thereby providing a simpler and direct approach to receiving answers and connecting directly to a vendor of choice.

The Company plans to generate revenue from licensing the Company’s shortcode with specific keywords to clients within our MY800 directories and mobile platform in software as a service (Saas) model, per-message and per-minute transactional fees, and customized professional services. 800 Commerce plans to charge each merchant/client in every category or for each keyword listing on a monthly, recurring basis. The user, after “opting in” to the MY800 texting database, will receive free listings of every business within the chosen category. The Company believes that merchants will pay a premium for placement within the list of 800 vendors in the returned text message with direct dial access to their business available to the consumer. Clients may also agree to pay for lead generation services created by the mobile engine of MY800.

(6)

Employees

Other than our executive officers we do not have any employees.

The Company has entered into agreements with various third party service providers and independent contractors to assist in its development and execution of our business plan.

Sales and Marketing Strategy

The Company plans to utilize direct response advertising and marketing campaigns, including billboard advertising and Internet to attract visitors to the Company’s portal websites, as well as to the Company’s mobile applications. The methods of advertising used and the level of advertising investment will vary based on a variety of factors that influence the effectiveness of direct response advertising. Management believes that this business model and revenue plans will have success based on other lead generating business models, whereby the Company is connecting third parties (for example; doctors, lawyers and realtors) directly with consumers who have initiated the contact. Management believes the more consumers are aware of the various products, the more leads will be generated and therefore more revenues will be realized by the Company.

Internet and affiliate marketing targets various demographics by advertising on publisher websites and on search engines, most commonly with keyword-based text ads, as well as with banners and contextual banners, focused on generating potential customers by driving traffic to our websites. Internet marketing also reaches customers who are using the web on their smart phones.

Mobile phone marketing will target mobile phone users, and provide the ability to specifically target owners of smart phones in general and certain specific models.

Our specific marketing plan consists of:

Online Advertising Campaigns

The Company will negotiate and utilize online advertising campaigns with services such as Yahoo! and Google AdWords to ensure that the company name reaches as many people as possible.  Google AdWords provides pay-per-click ads on search pages linking consumers directly to the 800 Commerce online directories.

Email Newsletters

Email newsletters are the paper-free option of the 21st century, enabling businesses to stay in contact with customers or even potential customers, by letting them know about company news, promotional advertising or other company events. 800 Commerce will sponsor and pay for advertising in highly targeted email newsletters in relevant industries consistent with our online portals.

Billboard Campaigns

800 Commerce will negotiate billboard campaigns for our online portal “My800Doctor” and “My800Lawyer” in metropolitan areas such as South Florida, Southern California and Las Vegas. Placement of the Company’s online portals on these billboards will help create viral campaigns and site traffic for online portals and increase brand awareness of the “MY800” shortcode with various key words such as “Doctor” and Lawyer” or “Injury” by consumers and replace numerous 800 numbers presently used by attorneys and medical professionals for ease of use.

Each campaign will be carefully monitored to ensure the highest returns, factoring in revenue and cost, as well as conversion rates at each phase of the process. By optimizing our advertising to focus on the most successful campaigns, we will ensure the highest returns on our investments and can consistently deliver the most cost efficient customer lead costs to our partners. These benefits will be amplified even further as we increase the levels of our advertising investments going forward.

Competition

While management believes we serve a niche market, the larger market for mobile applications and marketing is intensely competitive and rapidly changing. Barriers to entry are relatively low, many of our potential competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed. Some of our principal competitors may offer their products at a lower price, which would result in pricing pressures. If we are unable to maintain competitive pricing, our future operating results could be negatively impacted.

We cannot be considered a significant participant in any of the markets in which we compete. Many competitors offering the same or similar services to what we offer are well established with high brand recognition, large economies of scale and substantially greater resources, financial and otherwise. We also compete against small companies who specialize in industries and provide custom services. These businesses are highly automated and capital-intensive. The profitability of individual market participants depends on efficient operations, as services are sold largely based on cost.

The Company is seeking to position itself in a niche market by providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateways such as merchant terminal integration, ACH, and recurring billing, to name a few. Currently, there are in excess of 5 million Internet merchants with nearly 5,000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet, an industry trade source).

(7)

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

In addition to the forward-looking statements outlined in the preceding topic in this Annual Report and other comments regarding risks and uncertainties included in the description of our business and elsewhere in this Annual Report, the following risk factors should be carefully considered when evaluating our business. Our business, financial condition and financial results could be materially and adversely affected by any of these risks. The following risk factors do not include factors or risks which may arise or result from general economic conditions that apply to all businesses in general or risks that could apply to any issuer or any offering.

RISKS RELATED TO OUR CORPORATION:

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception in February 2010, we have experienced recurring losses from operations, and these losses have caused an accumulated deficit of approximately $1,510,000 as of December 31, 2013. Other than the Assignment Agreement, the Company generates only minimal revenues and the Company continues to experience operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations, in which event investors would lose their entire investment in our company.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Accordingly, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for as long as we are an emerging growth company. As a newly public company, our management can wait until our second annual report on Form 10-K as a public company to issue our annual assessment of our internal control over financial reporting. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the last date of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31.

We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company,” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

(8)

We have incurred losses from operations since inception and continued losses threaten our ability to remain in business and pursue our business plan.

Since inception in 2010, we have incurred cumulative losses of approximately $1,510,000 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

Our limited operating history makes it difficult for you to evaluate the merits of purchasing our common stock.

We have been in business for just over three years and are an early revenue-stage enterprise. Our limited revenues and sales do not provide a sufficient basis for you to assess our business and prospects. You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. We are subject to the risks inherent in any new business in a highly competitive marketplace. Products and services that we have recently introduced or plan to introduce in the near future increase our new-business risks and your difficulty in assessing our prospects. You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed. Your purchase of our common stock should be considered a high risk investment because of our unseasoned, early stage business which may likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject.

We will incur increased costs as a result of being a public company. These costs will adversely impact our results of operations.

As a public company, we will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $50,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs. In addition, we have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance. These added costs will delay the time in which we may expect to achieve profitability, if at all.

(9)

Our management may not devote sufficient time to our business and affairs because of their management positions in other public and private enterprises. Without adequate management attention, we may not be able to establish our business and you risk the loss of your entire investment.

Each of our executive officers will devote a portion of his working time to at least one other publicly traded company, including MediSwipe, and in more than one other publicly traded company and private business activities. Without sufficient attention to our business and affairs by our management, our operations may suffer and we may be unable to achieve our potential and become profitable. Risks resulting from lack of profitability are described in preceding risk factors, and include a risk that we will not be able to maintain ongoing operations.

Our officers, directors, consultants and advisors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time between our operations and those of other businesses.

Currently, Scott Climes, our Chief Executive Officer and Director, B. Michael Friedman, our President and Director, and Barry Hollander, our Chief Financial Officer each commit between 25% and 50% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

If you invest in our stock, your investment may be disadvantaged by future funding, if we are able to obtain it.

To the extent we obtain equity funding by issuance of convertible securities or common stock, or common stock purchase warrants in connection with either type of funding, you may suffer significant dilution in percentage of ownership and, if such issuances are below the then value of stockholder equity, in stockholder equity per share. Future increases in the number of our shares outstanding will have a negative impact on earnings per share; increasing the earnings we must achieve to sustain higher prices for our common stock. In addition, any debt financing we may secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital with which to pursue our business plan, and to pay dividends. You have no assurance we will be able to obtain any additional financing on terms favorable to us, if at all.

Loss of key personnel could have a material adverse effect on our operations.

We are particularly dependent upon our current executive management during the period before we achieve commercially sustainable operations, of which we can provide no assurance. The termination of one or more members of our current executive management, all of whom we employ on a part-time basis, for any reason in the near future could be expected to have a materially adverse effect on us because we only have three members of management at the date of this Annual Report and we believe we cannot employ replacements for any of them who would have their level of dedication to, vision for and financial interest in us. Furthermore, it is probable any qualified replacements would require full-time employment with salary and benefits which can be expected to exceed our financial resources in the foreseeable future.

(10)

Voting control by management and two other persons means it is unlikely you and other stockholders will be able to elect our directors and you will have little influence over our management.

Currently, management owns a total of 42% of the Company’s common stock, and two individuals own 9.2% and 7.5% of the Company’s common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Articles of Incorporation do not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, as does management and the two other stockholders in the aggregate, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

We have assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and management concluded they are not effective. If there is a material weakness in either, there are no assurances that our financial statements will not contain errors which could require us to restate our financial statements.

The Sarbanes-Oxley Act of 2002 (SOX) requires public companies to establish disclosure controls and procedures and controls over financial reporting and to periodically assess the effectiveness of the controls and procedures. Following the effectiveness of the registration statement of which this Annual Report is part, we will be required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 and thereafter to report on a quarterly basis, in our quarterly and annual reports which we will file the SEC, our management’s conclusion regarding the effectiveness of our disclosure controls and procedures.. As of December 31, 2013, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures are not effective.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We have discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

(11)

RISKS RELATED TO OUR BUSINESS:

A significant part of our business plan depends on marketing of our products and services, which may not be accepted in the marketplace.

Our industry is extremely competitive and we have a very small market share. In order to achieve successful operations we will depend on effective marketing to gain a significantly larger market share. At the date hereof, other than our officers and directors, we do not have any employees. We do not engage independent sales representatives. We do not employ a marketing agency. Employing a greater number of marketing personnel or a marketing agency would require greater financial resources than we currently possess. Furthermore, our ability to attract independent sales representatives may be limited without greater name recognition, an advertising campaign and market penetration. Unless we are able to address these limitations in our marketing capabilities, you may expect our revenues to be limited and we may have difficulty staying in business. And under such circumstances, our stock would not gain in value.

We operate in and plan to expand into extremely competitive environments, which will make it difficult for us to achieve market recognition and revenues.

We operate in an extremely competitive environment and the markets for our products are characterized by rapidly changing technologies, frequent new product introductions, short product life cycles and evolving industry standards. Our success depends, in substantial part, on the timely and successful introduction of our new products and services and thereafter upgrades of our products and services to comply with emerging industry standards and to address competing technological and product developments by our competitors. The research and development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and customer needs. We may focus our resources on technologies that do not become widely accepted, are not timely released or are not commercially viable. In addition, our products may contain defects or errors that are detected only after deployment. If our products are not competitive or do not work properly, our business could suffer and our financial performance could be negatively impacted. You have no assurance that our new products and services, which we intend to be a significant part or our business, will be accepted in the marketplace. If our products and services do not achieve market acceptance, our revenues will be significantly below the level we anticipate.

We face many risks relating to intellectual property rights.

Our business could be harmed if: (1) we, our customers and/or our suppliers are found to have infringed intellectual property rights of third parties, (2) the intellectual property indemnities in our supplier agreements are inadequate to cover damages and losses we suffer due to infringement of third-party intellectual property rights by our suppliers’ products, (3) we are required to indemnify our customers for significant amounts under agreements providing for intellectual property indemnities that have been entered into with some of our customers, (4) our intellectual property protection is inadequate to protect our proprietary rights, (5) the indemnity rights passed through by our customers are insufficient, or (6) our competitors negotiate significantly more favorable terms for licensed intellectual property.

(12)

Our business will rely on text messaging services, and any fees for the sending or receiving of messages could adversely affect our revenue and business.

Our business will be dependent upon text messaging services. In most cases, the mobile communication networks charge a fee to the sender or receiver of a text message. The fees charged by the mobile communication networks could have a material adverse effect on the market’s acceptance of our proposed mobile directories and mobile marketing via text messaging. Because of the importance of messaging services to our business, if we are unable to successfully deliver messages to our potential subscribers, or if subscribers opt-out of receiving our messages, the success of our proposed mobile directories and mobile marketing would be adversely affected.

We derive a substantial part of our revenue from one merchant service provider pursuant to an Assignment Agreement. If this Agreement is cancelled or terminated for any reason, our revenues, financial condition and results of operations would be adversely affected.

We received approximately 86% and 97% of our revenue for the years ended December 31, 2012 and 2013, respectively, pursuant to an Assignment Agreement. Per the terms of the Assignment Agreement, as amended on October 1, 2012, a merchant service provider assigned thirty percent (30%) of their rights to receive residual payments from certain Assigned Customer(s), in exchange for five hundred thousand (500,000) shares of the Company’s common stock. The term of the Assignment Agreement commenced on September 1, 2012 and shall continue for a period of one (1) year after which it shall renew for successive one year terms automatically, unless terminated in accordance with the terms thereof. Either party has the right to terminate this Agreement at the end of the then current Term, upon thirty (30) days prior written notice to the other party. The merchant service provider may terminate the Agreement at any time on thirty (30) days written notice to 800 Commerce provided however, that if such termination is without default or other material cause by 800 Commerce, then the Company shall continue to receive the referral fees contemplated therein despite such termination, subject to the other provisions thereof that survive termination. If we lose this merchant service provider or they reduce the amount of business they do with us, our revenues and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of the Assignor of the Assignment Agreement to meet its obligations to us would adversely affect our financial results. At December 31, 2013, accounts receivable from the Assignor amounted to 98% of accounts receivable. Although we are making efforts to reduce our dependency on the Assignment Agreement, we believe this concentration of sales to one customer will continue in the near future.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could increase our operating expenses to the extent financial penalties, are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails, and someone who initiates commercial emails, to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. We, our endorsers and our advertisers may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business, including eliminating the option for endorsers to send emails containing our advertisers’ messages or by not allowing endorsers to receive compensation directly or indirectly as a result of distributing emails containing our advertisers’ messages.

If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our endorsers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

(13)

RISKS RELATING TO INVESTMENT IN OUR SHARES:

You may find it difficult to sell our shares because there is no public market for our common stock and you have no assurance a public market will develop.

There is no public market for our common stock and there are no assurances a public market will ever be established. While the Company has taken steps to secure a quotation of our common stock on the OTC Quotation Board of OTC Markets (“OTCQB”) following the completion of the spin-off, this is a lengthy process and there are no assurances we will be successful. Even if our common stock is ultimately quoted on the OTCQB, there are no assurances a liquid market for our stock will ever develop.

No broker-dealer has committed to create or maintain a market in our common stock.

We have no agreement with any broker or dealer to act as a market maker for our common stock following the spin-off and there are no assurances we will be successful in obtaining any market makers. As a result, no broker or dealer will have any incentive to make a market for our common stock. The lack of one or more market makers for our securities could adversely influence the market price for our common stock, as well as your ability to dispose of your shares of our common stock received in the spin-off, or to obtain accurate information about and/or quotations on our common stock.

"Penny stock” rules may make buying and selling our common stock difficult.

We expect trading in our common stock will be subject to the "penny stock" rules of the Securities and Exchange Commission.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.   The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock and limiting the number of broker-dealers who will accept our common stock in their customers’ accounts.  As a result, you may find it more difficult to sell our common stock into the public market.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

(14)

ITEM 2.  DESCRIPTION OF PROPERTY.

Through February 2013, the Company utilized general office space at 477 South Rosemary Avenue, Suite 203, West Palm Beach, Florida, 33401 for our executive office and software development activities. The space was leased by a company that is controlled by our President. Effective June 1, 2013, the Company began leasing office space in an office building in Detroit, Michigan. The lease covers approximately 1,722 square feet for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company leased the space for corporate offices as well as for plans for a call center for marketing the Company’s directory business. Rent expense for the year ended December 31, 2013 and 2012, was $21,087 and $16,694, respectively. In November 2013, the Company was notified that the landlord was delinquent in their obligations to the mortgage holder of the building where the Company is leasing its office space.

In January 2014, due to the uncertainty of the Company’s lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

(a) Market Information - Not applicable

(b) Holders.

The number of record holders of our common stock as of March 24, 2014 was approximately 7,400; this excludes shareholders who hold their stock in street name. The Company estimates that there are over 7,336 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the year ended December 31, 2013. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None

(15)

Recent Sales of Unregistered Equity Securities

On June 20, 2012 the Board of Directors approved a stock dividend whereby the Company issued two (2) additional shares of common stock for each share of common stock outstanding. Accordingly, the Company issued 12,000,000 shares of common stock (the “Dividend Shares”) on July 5th, 2012. Immediately subsequent to the issuance of the Dividend Shares, the Company had 18,000,000 shares of common stock issued and outstanding. All the following share issuances are stated to reflect the forward stock split.

In May 2012, the Company received proceeds of $155,000 upon the sale of 4,650,000 shares of its restricted common stock to five accredited investors. The shares of common stock were sold for $0.0333 per share.

On June 10, 2012 the Company issued 1,500,000 shares of restricted common stock for future services pursuant to a Business Development and Consulting Agreement (“BDCA”). Additionally, the Consultant received $10,000 and will also be compensated a five percent (5%) override on all residual income for the life of any business development contracts executed by the Company. The shares were valued at $50,000 ($0.0333 per share) and are being amortized over the one year term of the BDCA; accordingly the Company expensed $31,250 (included in stock based compensation) for the year ended December 31, 2012

Also on June 10, 2012, the Company issued 1,851,000 shares of restricted common stock for services. Of the shares issued 366,000 where issued to the Company’s CFO, 750,000 shares were issued for legal services and 735,000 were issued for office administration services. All of these shares were valued at $0.0333 per share, the price that the Company sold shares of its common stock in the most recent private placement prior to the issuances. The Company has included $61,700 in stock based compensation for the year ended December 31, 2012, related to these issuances.

On August 1, 2012 the Board of Directors of the Company authorized the Company to issue 100,000 shares of restricted common stock to Dr. James Canton, for his transfer to the Company, of patent pending technology regarding transactional services. The patent pending technology allows users to effect transactions such as purchasing goods, obtaining information, insurance or personal services using networks such as the Internet.

On August 1, 2012 the Company issued 500,000 shares of restricted common stock to PayVentures, LLC, pursuant to a series of agreements (see Note 9).

In September and October 2012, the Company received proceeds of $100,000 upon the sale of 400,000 shares of its restricted common stock to five accredited investors. The shares of common stock were sold for $0.25 per share.

On December 12, 2012 the Company issued 50,000 shares of restricted common stock to Greentree Financial Group, Inc. for consulting services. The shares were valued at $0.25 per share, the price that the Company sold shares of its common stock in the most recent private placement prior to the issuance. The Company has included $12,500 in stock based compensation for the year ended December 31, 2012, related to these issuances.

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company.

As of December 31, 2013 and December 31, 2012 there were 19,950,000 and 19,050,000 par value $0.001, shares of common stock outstanding, respectively.

(16)

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting Companies

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

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

Restatement of Previously Issued Financial Statements

The Company has restated previously issued financial statements and related footnotes as of December 31, 2012 and for the year ended December 31, 2012. For additional information regarding this restatement, see note (1) to the Company’s audited and unaudited financial statements included elsewhere in this Annual Report.

The Company has restated the financial statements to account for the reclassification of the fair value of common stock issued as consideration for the assignment of a customer, from operating expenses to costs of revenues, and to amortize such costs over the one year term of the Assignment Agreement, beginning August 1, 2012, pursuant to which the Company issued 500,000 shares of its’ common stock. The reclassification and amortization resulted in a decrease in the Company’s net loss by $72,917 for the year ended December 31, 2012. The net loss per share decreased from $0.05 to $0.04 for the year ended December 31, 2012.

In the restated balance sheet as of December 31, 2012 the Company has included $72,917 of deferred equity consideration in the stockholders’ equity section, as contra equity.

All data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2012 is derived from our restated financial statements for that period.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2013 and 2012.

The independent auditor’s reports on our financial statements for the years ended December 31, 2013 and 2012 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the audited consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor’s have raised a substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources.

For the year ended December 31, 2013, net cash used in operating activities was $239,887 compared to $244,531 for the year ended December 31, 2012. The company had a net loss $692,050 for the year ended December 31, 2013 compared to a net loss of $621,867 for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 was impacted by stock and option compensation expense of $393,250. The stock-based compensation expense is comprised of the vesting of options to purchase 700,000 shares of common stock, valued at $147,000, the issuance of 900,000 shares of common stock for patent rights resulting in stock based compensation of $225,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Also included in cost of sales for the year ended December 31, 2013, was the non-cash amortization of deferred equity consideration for customer acquisition costs of $72,917 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement. Additional non-cash expenses for the year ended December, 2013 were the amortization of the initial discount of $22,465 on the convertible note. These non-cash add-backs were partially offset by the change in the fair value of derivative liabilities of $8,298. Negative cash flows in 2012 were partially offset by the non-cash stock based compensation of $294,450. The stock-based compensation expense is comprised of the vesting options to purchase 900,000 shares of common stock valued at $189,000, $74,200 of stock based compensation for the issuance of 667,000 shares of common stock and the amortization of $31,250 prepaid stock compensation for consulting services. Also included in cost of sales for the year ended December 31, 2012, was the non-cash amortization of deferred equity consideration for customer acquisition costs of $52,083 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement. Additional non-cash expenses for the year ended December, 2012 were the amortization of the initial discount of $27,535 on the convertible note. These non-cash add-backs were partially offset by the change in the fair value of derivative liabilities of $10,000.

During the year ended December 31, 2013, net cash provided by investing activities was $130,959 as a result of $134,388 received from the sale of marketable securities less the purchase of office furniture of $1,929 and the payments related to patent costs of $1,450. Net cash used in investing activities was $6,838 for the year ended December 31, 2012, due to the purchase of computer equipment of $1,188 and patent costs of $5,650.

During the year ended December 31, 2013, net cash provided by financing activities was $72,222, compared to net cash provided by financing activities of $291,252 for the year ended December 31, 2012. The 2013 amount was comprised of an increase in amounts due shareholders for services provided of $115,222 and repayments of $43,000 on the convertible note. The 2012 financing activity was the result of $255,000 received from sale of common stock and $50,000 proceeds pursuant to the issuance of a convertible promissory note. In the 2012 period $13,748 of amounts due shareholders was repaid.

For the year ended December 31, 2013, cash and cash equivalents decreased by $36,706 compared to an increase of $39,883 for the year ended December 31, 2012. Ending cash and cash equivalents at December 31, 2013 was $3,912 compared to $40,618 at December 31, 2012.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the year ended December 31, 2013, the Company sold 350,000 shares of MediSwipe common stock it owned and realized proceeds of approximately $134,000 from the sales.

The Company intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. The Company plans to commence the marketing of our medical directory in the second quarter of 2014, and plans to commence receipt of revenue from the marketing of our medical directory in the 2014 fiscal year. The Company is preparing to launch its second on-line portal and mobile application; a directory of lawyers.

We will need to raise funds to continue to be able to support our operating expenses and to meet our other obligations as they become due. Sources available to us that we may utilize include the sale of unsecured convertible debentures from unaffiliated investors which may cause dilution to our stockholders.

(17)

(b) Results of Operations

Results of operations for the year ended December 31, 2013 vs. December 31, 2012

REVENUES

The Company had revenues for the year ended December 31, 2013 of $365,582 compared to $121,904 for the year ended December 31, 2012. The increases included $355,556 for the year ended December 31, 2013, of revenues pursuant to a processing service provider’s assignment to us of a portion of its residual income under one or more of its service contracts in exchange for our issuance of 500,000 shares of our common stock. Pursuant to an Assignment Agreement dated August 1, 2012 (as amended on October 1, 2012) between us and PayVentures, LLC, a marketer of merchant payment processing services, the Company has purchased from PayVentures 30% of its residual fees under specific client contracts. The Assignment Agreement is for a period of one year and is subject to early termination in the event PayVentures’ client terminates its contract with PayVentures.

All of our revenue from inception through December 31, 2013, other than the revenue under the Assignment Agreement, has been derived from our marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including PayVentures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company received revenue of $9,568 from FrontStream for the year ended December 31, 2013, compared to $13,822 for the year ended December 31, 2012. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the Residual for the previous month's activity, on or about the 25th day of the next month.

Costs of Revenues

Cost of revenues for the years ended December 31, 2013 and 2012 were comprised of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Merchant acquiring and processing services	$123,904	$40,708
Mobile messaging services	101,650	28,429
Customer contact and assistant services	61,156	22,444
Customer acquisition costs	72,917	52,082
Hosted license fees	30,000	10,000
Transaction fees	27,500	—
License fees	35,100	—
Short code fees	12,000	2,500
Total	$464,227	$156,163

These expenses include costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

Also included in cost of sales for the years ended December 31, 2013 and 2012, was amortization of deferred equity consideration for customer acquisition costs of $72,917 and $52,083, respectively, as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement.

(18)

Operating Expenses.

Operating expenses were $644,444 for the year ended December 31, 2013 compared to $567,871 for 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Administration and management fees	$162,466	$90,776
Stock compensation expense, management	393,250	294,450
Rent and occupancy costs	21,087	16,694
Travel and entertainment	8,983	22,830
Transfer agent and filing fees	13,274	11,148
Professional and consulting fees	28,762	74,911
Software development and internet expenses	5,394	28,873
General and other administrative	11,228	28,189
Total	$644,444	$567,871

Administration and management fees increased as a result of the amount accrued for the salaries for our CEO from $25,507 for the year ended December 31, 2012 to $54,000 for the year ended December 31, 2013 and compensation recorded for our CFO of $22,000 and $39,000 for the years ended December 31, 2012 and 2013, respectively. Effective May 1, 2013, the Company agreed to compensate Mr. James Canton $100,000 annually for his services as Chairman of Board of Directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $66,667 in management fees for the year ended December 31, 2013.

Stock compensation expense, management, for the year ended December 31, 2013, was comprised of the issuance of 900,000 shares of common stock for patent rights acquired from Mr. Canton, resulting in stock based compensation of $225,000, vesting of options to purchase 700,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services, compared to vesting of options to purchase 900,000 shares of common stock valued at $189,000, $74,200 of stock based compensation for the issuance of 667,000 shares of common stock and the amortization of $31,250 prepaid stock compensation for consulting services in 2012.

Professional and consulting fees decreased for the year ended December 31, 2013 compared to 2012 as a result of accounting fees of $6,862 for the year ended December 31, 2013 compared to $20,586 for the year ended December 31, 2012. Consulting fees of $8,500 for the year ended December 31, 2013 compared to $33,050 for the year ended December 31, 2012. Legal and professional fees of $13,400 for the year ended December 31, 2013 compared to $21,275 for the year ended December 31, 2012.

Software development and internet expenses decreased for the year ended December 31, 2013 compared to 2012 as a result of costs associated with the build out of our platform for the year ended December 31, 2012 of $21,492 that were not incurred in 2013.

General and other administrative costs for the year ended December 31, 2013 were $11,228 compared to $28,189 for the year ended December 31, 2012. The decrease is a result of advertising costs of $210 for the year ended December 31, 2013 compared to $6,427 for the year ended December 31, 2013, office supplies expenses of $291 for the year ended December 31, 2013 compared to $11,505 for the year ended December 31, 2012 and an increase of bank charges of $1,482 for the year ended December 31, 2013 compared to $708 for the year ended December 31, 2012.

(19)

Other income (Expense)

Other income for the year ended December 31, 2013 was $51,039 compared to other expenses of $19,737 for the year ended December 31, 2012. Included in the 2013 period is interest expense of $25,099, comprised of $22,465 related to the amortization of the initial discount on convertible promissory notes and $2,634 for the interest expense on the face value of the notes. Also included in other expenses for the year ended December 31, 2013 was $8,298 for the fair value change on the derivative liability associated with the convertible promissory notes. The Company also recorded gains on sale of marketable securities of $67,840 for the year ended December 31, 2013.

Other expenses for the year ended December 31, 2012 included interest expense of $27,535 related to the amortization of the initial discount on convertible promissory notes, $2,203 for the interest expense on the face value of the notes. For the year ended December 31, 2012 the fair value change in the derivative associated with convertible promissory notes resulted in a decrease of $10,000 in the derivative liability associated with convertible promissory notes.

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

(20)

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

PATENTS

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 31, 2013 and 2012, as the Company’s patents are still pending as of December 31, 2013.

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

(21)

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 for each fair value hierarchy level:

December 31, 2013	Derivative Liability	Marketable Securities	Total
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373

December 31, 2012
Level I	$—	$152,000	$152,000
Level II	$—	$—	$—
Level III	$40,000	$—	$40,000

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2013 and 2012 are 1,672,499 and 1,907,692, respectively, consisting of 72,499 (2013) and 307,692 (2012) shares of common stock underlying convertible debt and options to purchase 1,600,000 (2013 and 2012) shares of common stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

(22)

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting Companies

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company required pursuant to this Item 8 are included in the Annual Report on Form 10-K, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the years ended December 31, 2013 and 2012 the Company had engaged the services of D. Brooks and Associates CPA's, P.A. to be the Company’s independent auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the Principal Executive Officer and CFO have concluded that as of December 31, 2013 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2013 as described below.

We assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee: We do not have a functioning audit committee, resulting in lack of independent oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving the internal controls and will (1) consider to use third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

We have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

(23)

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) (b) Identification of directors and executive officers.

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held
Scott Climes	49	Chief Executive Officer and Director
B. Michael Friedman	46	President and Director
Barry Hollander	56	Chief Financial Officer

(c) Identification of significant employees.

None

(d) Identification of family relationships

None

(e)Business experience

Scott Climes, Chief Executive Officer. Mr. Climes has more than 20 years of experience building successful commercial enterprises ranging from startup to Fortune 500 companies. Earlier in his career, Mr. Climes held executive leadership positions in the biopharmaceutical industry, including Vice President of Sales and Commercial Operations for BiogenIdec (2006-2008). At BiogenIdec, he led the Oncology and Rheumatology Group and had responsibility for a $4 Billion franchise in a joint venture with Genentech. From 1990 to 2006, he held positions with Merck & Co., AstraMerck and AstraZeneca. Mr. Climes earned a BA in Economics from San Diego State University in 1989 and an MBA from the University of Redlands in California in 1996. Scott Climes has more than 20 years of experience building successful commercial enterprises ranging from startup ventures to Fortune 500 companies.  We were incorporated on February 10, 2010 in Florida for the purpose of developing marketing components and conducting the components of MediSwipe's business of credit card processing for vendors of non-medical services and products.  We continue to develop our business and are in need of guidance on how to grow our business.  We concluded that Mr. Climes is an excellent choice to serve as a director, because of his experience in building successful commercial enterprises.

Mr. Climes’ work experience during the past five years is as follows:

2008 to present	BioSense Medical Devices. Founded by Mr. Climes, since inception, he has served as the company’s President and Executive Officer, and led the company to build a global brand and distribution for innovative, solution-based, healthcare products.
2011 to present	TreanaVentures, a boutique venture firm focused on early stage healthcare and technology companies.

B. Michael Friedman, Chief Executive Officer. In February 2010 (inception date) Mr. Friedman founded 800 Commerce and has been the President since inception date. Since 2009, Mr. B. Michael Friedman has been the Chief Executive Officer and member of the Board of Directors of MediSwipe. Mr. Friedman has over 20 years of investment banking experience, particularly in the areas of mergers and acquisitions, manufacturing, marketing, advertising, and licensing. Since 2008 Mr. Friedman operates in a managerial capacity, First Level Capital LLC, a mergers and acquisitions and financial consulting firm located in Los Angeles, California.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida, in Gainesville, Florida.

Barry S. Hollander, Chief Financial Officer. Mr. Hollander has been the CFO of the Registrant since inception. Since April 2011, Mr. Hollander has been the Chief Financial Officer of MediSwipe, a publicly traded Company whom offers a variety of services and product lines in and to the medicinal marijuana sector. Since July 2013, Mr. Hollander has been the CFO and a Director of American Doctors Online (“ADOL”). ADOL, a private company, is in the telehealth/ telemedicine industry. From February 2010 through February 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded Company. From 2006 through January 2014, Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In July 2010, Mr. Hollander formed Venture Equity, LLC (“Venture Equity”), a Florida limited liability company that provides financial services to private and public companies. Mr. Hollander is the sole member of Venture Equity.

(24)

(f) Involvement in certain legal proceedings

None

(g) Promoters and control persons

None

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer, Chief Financial Officer, controller, principal accounting officer and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

●	Act honestly and ethically in the performance of their duties at our company,
●	Avoid actual or apparent conflicts of interest between personal and professional relationships,
●	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
●	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
●	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
●	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
●	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
●	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
●	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
●	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

Corporate Governance

There have been no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

We currently have no standing audit or nominating committees of our Board of Directors. Our entire Board of Directors currently performs these functions.

Director Independence

Our Board of Directors currently has two directors and has no standing sub-committees at this time due to the associated expenses and the small size of our board. We are not currently listed on a national securities exchange that has requirements that a majority of the Board of Directors be independent.

In performing the functions of the audit committee, our board oversees our accounting and financial reporting process. In this function, our board performs several functions. Our board, among other duties, evaluates and assesses the qualifications of the Company’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of the Company to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with the Company’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with the Company’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements. While we do not currently have a standing compensation committee, our non-employee director considers executive officer compensation, and our entire board participates in the consideration of director compensation. Our non-employee board members oversee our compensation policies, plans and programs. Our non-employee board members further review and approve corporate performance goals and objectives relevant to the compensation of our executive officers; review the compensation and other terms of employment of our Chief Executive Officer and our other executive officers; and administer our equity incentive and stock option plans. Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our board will consider nominees recommended by shareholders if submitted in writing to our secretary. Our board believes that any candidate for director, whether recommended by shareholders or by the board, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

(25)

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer during the fiscal years ended December 31, 2013 and 2012; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2013 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

B. Michael Friedman (1)	2013	$54,000	—	—	—	—	—	$54,000
President	2012	$25,507	—	—	—	—	—	$25,507

Barry Hollander (1,3)	2013	$39,000	—	—	—	—	—	$39,000
Chief Financial Officer	2012	$22,000	—	$12,200	—	—	—	$34,200

Scott Climes(2)	2013	—	—	—	$73,500	—	—	$73,500
Chief Executive Officer	2012	—	—	—	$94,500	—	—	$94,500

(1)	For fiscal year ended December 31, 2012, for services rendered to the Company by Messrs. Friedman and Hollander, the Company determined, they would be compensated up to $54,000 and $36,000, respectively, annually. The Company’s Board of Directors set the total compensation payable to Messrs. Friedman and Hollander after careful deliberation and after considering a variety of relevant factors, including the services provided by both and the rate of compensation charged by others for the provision of similar services. The Company’s Board of Directors believes that the compensation paid to Messrs. Friedman and Hollander is fair and reasonable to the shareholders of the Company.

(2)	Effective August 1, 2012, the Company entered into an Advisory Board Agreement with Scott Climes. Pursuant to the agreement, the Company granted a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options expire on the third anniversary of the grant. The fair value for these options was estimated at $0.21 per option at the date of grant using a Black-Scholes option-pricing model. The options vested as follows; 200,000 upon the effective date and 50,000 at the end of each of the subsequent twelve months. Effective September 11, 2012, Mr. Climes was appointed the Chief Executive Officer (“CEO”) of the Company and named to the Board of Directors. Of the 800,000 options granted, 450,000 have vested as of December 31, 2012 and the remaining 350,000 have vested during the year ended December 31, 2013. The Company has included an expense of $94,500 and $73,500 for the years ended December 31, 2012 and 2013, respectively.

(3)	In June 2012, the Board of Directors of the Company agreed to issue 366,000 shares of common stock to Mr. Hollander as additional compensation. The shares granted to Mr. Hollander were computed in accordance with FASB ASC Topic 718. The value of the 366,000 shares was recorded at $0.033 per share, the price of the then most recent private placement of the Company’s common stock. Accordingly, the Company recorded an expense of $12,200 for the stock issuance.

We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

(26)

Option Grants

No options were granted during the year ended December 31, 2013. We have 1,600,000 outstanding warrants as of December 31, 2013.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Effective August 1, 2012, the Company entered into an Advisory Board Agreement with Dr. James Canton. Pursuant to the agreement, the Company granted a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options expire on the third anniversary of the grant. The fair value for these options was estimated at $0.21 per option at the date of grant using a Black-Scholes option-pricing model. The options vest as follows; 200,000 upon the effective date and 50,000 at the end of each of the subsequent twelve months. Effective September 11, 2012, Dr. Canton became the Chairman of the Board of Directors of the Company. Of the 800,000 options granted, 450,000 have vested as of December 31, 2012 and the remaining 350,000 have vested during the year ended December 31, 2013. The Company has included an expense of $94,500 and $73,500 for the years ended December 31, 2012 and 2013, respectively. On August 12, 2012, (prior to his appointment as Chairman of the Board of the Company), Dr. Canton was issued 100,000 shares of restricted common stock in exchange for the transfer a patent pending application that allows users to effect transactions such as purchasing goods, obtaining information, insurance or personal services using networks such as the Internet. The 100,000 shares of common stock were valued $0.25 per share, the price of the common stock sold in the Company’s private placements prior to the issuance. On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock with a grant date fair value of $225,000 to Mr. Canton, pursuant to a patent assignment agreement. Effective January 15, 2014, Mr. Canton resigned as Chairman of the Board.

Employment Agreements

None.

Report on Repricing of Options

None.

(27)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners.

(b) Security ownership of management.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 31, 2014 by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address	Common stock Number of Shares Beneficially Owned	Common stock Percentage of Shares Beneficially Owned (1)

B. Michael Friedman (2)	5,242,871	26.3%

Barry Hollander (2)	1,054,623	5.3%

Scott A Climes (2,3)	2,300,000	11.1%

Daniel Najor 14317 Salida Del Sol San Diego, Ca. 92127	1,500,000	7.5%

James M Canton (2,3)	1,913,382	9.2%

All directors and executive officers as a group – 3 persons (4)	10,510,876	48.8%

(1)	Based on a total of an aggregate of 19,950,000 shares of common stock outstanding.
(2)	The address for these shareholders is 319 Clematis Street, Suite 1008, West Palm Beach, FL. 33401
(3)	Includes warrants to purchase 800,000 shares of common stock at an exercise price of $0.30 per share.
(4)	Includes warrants to purchase 1,600,000 shares of common stock at an exercise price of $0.30 per share.

Changes in Control

There were no significant changes in control for the year ending December 31, 2013.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001.

(28)

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors.  Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s Board of Directors out of legally available funds. The Company has not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Preferred Stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. Our Board of Directors may authorize the issuance of preferred stock, which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The rights granted to the holders of any series of preferred stock could adversely affect the voting power of the holders of common stock and issuance of preferred stock may delay, defer or prevent a change in our control.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

Transfer Agent

Island Stock Transfer serves in the capacity of transfer agent.

(29)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)	Transaction with related persons.

Convertible promissory note

In May 2012, the Company entered into a note agreement with Mr. Climes, our Chief Executive Officer and a member of our Board of Directors, for the issuance of a convertible promissory note in the amount of $50,000 (the “Note”). Among other terms the Note is due one year from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 65% of the lowest closing bid price within five days of any conversion. Additionally, there are limitations on the holder’s right to convert whereby there cannot be any conversion that would cause the holders beneficial ownership to exceed 4.9% of the total issued and outstanding common stock of the Company. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 12% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company may at its own option prepay the Note and must maintain sufficient authorized shares reserved for issuance under the Note. During the year ended December 31, 2013, the Company repaid $43,000 of the Note. As of December 31, 2013, the balance of the Note is $7,000, which was paid in January 2014.

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

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. On the dates of repayment of $43,000 of principal, the Company reclassed the fair value of related conversion feature, $25,329, to additional paid in capital. Based on the December 31, 2013 note balance of $7,000, and the value of the embedded derivative liability, the Company further decreased the derivative liability of by $8,298 resulting in a derivative liability balance of $6,373 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Risk-free Interest Rate
$6,373	1 month	$0.1633	171%	0.02%

Management fees

During the years ended December 31, 2013 and 2012 the Company expensed management fees of $54,000 and $25,507, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 and $22,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Effective May 1, 2013, the Company agreed to compensate Mr. James Canton $100,000 annually for his services as Chairman of the Board of Directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $66,667 in management fees for the year ended December 31, 2013. Amounts due stockholders on the balance sheet as of December 31, 2013 include Mr. Friedman ($32,847) and Mr. Canton ($66,667). Mr. canton resigned on January 15, 2014.

During the year ended December 31, 2012, the Company also issued 366,000 shares of its common stock to the CFO. The shares were valued at $0.033 per share, the last price for common stock sold in the Company’s private placements prior to this issuance.

Amounts due Mediswipe, Inc.

As of December 31, 2012, Mediswipe owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Mediswipe distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013 (see note 11). The Company owes Mediswipe $73,894 and $56,186 as of December 31, 2013 and 2012, respectively, as a result of advances received from or payments made by Mediswipe on behalf of the Company. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the December 31, 2013, balance sheet herein.

(30)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services billed for the fiscal year ended December 31, 2013 and 2012 were $13,000 and $9,900 respectively and consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

Audit-Related Fees

There were no other aggregated fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the principal accountants that were reasonably related to the performance of the audit or review of the financial statements that were not reported above.

Tax Fees

There were no fees in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed in the fiscal year ended December 31, 2013 and 2012 for any other services.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

(2)  Filed herein.

(a)     EXHIBITS

(31)

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 11th day of April, 2014.

800 Commerce, Inc.

/S/B. Michael Friedman
B. Michael Friedman
President

/S/ Barry Hollander
Barry Hollander
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ B. Michael Friedman
B. Michael Friedman	President and Director	April 11, 2014

/s/ Scott Climes
Scott Climes	Chief Executive Officer and Director	April 11, 2014

(32)

800 COMMERCE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

D. Brooks and Associates CPA’s, P.A.

Certified Public Accountants Valuation Analyst Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of 800 Commerce, Inc.

We have audited the accompanying balance sheets of 800 Commerce, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. 800 Commerce, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of 800 Commerce, Inc.’s internal control over financial reporting as of December 31, 2013 and 2012, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Commerce, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
April 10, 2014

800 COMMERCE, INC.

BALANCE SHEETS

	DECEMBER 31,
	2013	2012
		(Restated)

ASSETS

Current Assets:
Cash and cash equivalents	$3,912	$40,618
Accounts receivable	29,159	57,827
Prepaid expenses	—	21,250
Marketable securities	72,150	152,000
Security deposit	—	2,500
Total current assets	105,221	274,195

Patents Pending	33,950	32,500
Property and equipment, net	2,512	979
Total assets	$141,683	$307,674
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$76,697	$68,594
Due to stockholders	174,408	59,186
Convertible promssory note, net of discount of $22,465 (2012)	7,000	27,535
Derivative liability	6,373	40,000
Total current liabilities	264,478	195,315

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 (2013) and
19,050,000 (2012) shares issued and outstanding	19,950	19,050
Additional paid-in capital	1,418,879	1,022,450
Deferred equity consideration	—	(72,917)
Accumulated comprehensive loss	(51,350)	(38,000)
Accumulated deficit	(1,510,274)	(818,224)

Total stockholders' equity (deficit)	(122,795)	112,359

Total liabilities and stockholders' equity (deficit)	$141,683	$307,674

See notes to financial statements.

800 COMMERCE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31,
	2013	2012
		(restated)

Fee revenue, net	$365,582	$121,904
Costs of revenue	464,227	156,163

Gross loss	(98,645)	(34,259)
Operating expenses:
Salaries and management fees (includes $393,250 (2013)
and $294,450 (2012) of stock based compensation)	555,716	385,226
Rent	21,087	16,694
Travel and entertainment	8,983	22,830
Transfer agent and filing fees	13,274	11,148
Professional and consulting fees	28,762	74,911
Software development and internet expenses	5,394	28,873
Other general and administrative	11,228	28,189

Total operating expenses	644,444	567,871

Operating loss	(743,089)	(602,130)

Other income (expense):
Interest expense	(25,099)	(29,737)
Change in fair market value of derivative liabilities	8,298	10,000
Gain on sale of marketable securities	67,840	—
Total other (expense) income, net	51,039	(19,737)

Net loss	$(692,050)	$(621,867)

Other Comprehensive gain, net of tax:
Unrealized gain on marketable securities	$41,191	$114,000

Less reclassiifcation adjustment for gains
included in net loss	67,840	—

Other comprehensive gain	41,191	114,000

Comprehensive loss	$(650,859)	$(507,867)

Net loss per share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	19,529,670	15,195,723

See notes to financial statements.

800 COMMERCE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deferred
			Additional	Customer	Accumulated		Total
	Common Stock		Paid-in	Acquisition	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Cost	Loss	Deficit	Equity (Deficit)
Balances, December 31, 2011	9,999,000	$9,999	$313,301	$—	$(152,000)	$(196,357)	$(25,057)

Common stock issued for cash	5,050,000	5,050	249,950	—	—	—	255,000

Common stock issued for services	3,401,000	3,401	120,799	—	—	—	124,200

Common stock issued for assignment of patent pending	100,000	100	24,900	—	—	—	25,000

Common stock issued for customer assignment agreement	500,000	500	124,500	(125,000)	—	—	—

Amortization of deferred customer acquisition costs	—	—	—	52,083	—	—	52,083

Vesting of common stock options	—	—	189,000	—	—	—	189,000

Unrealized gain on parent common stock	—	—	—	—	114,000	—	114,000

Net loss	—	—	—	—	—	(621,867)	(621,867)

Balances, December 31, 2012	19,050,000	19,050	1,022,450	(72,917)	(38,000)	(818,224)	112,359

Common stock issued to director for assignment
of patent pending	900,000	900	224,100	—	—	—	225,000

Amortization of deferred customer acquisition costs	—	—	—	72,917	—	—	72,917

Vesting of common stock options	—	—	147,000	—	—	—	147,000

Redemed convertible notes	—	—	25,329	—	—	—	25,329

Reclassification adjustment for gains included in net loss	—	—	—	—	(67,840)	—	(67,840)

Unrealized loss on parent common stock	—	—	—	—	54,490	—	54,490

Net loss	—	—	—	—	—	(692,050)	(692,050)

Balances, December 31, 2013	19,950,000	$19,950	$1,418,879	$—	$(51,350)	$(1,510,274)	$(122,795)

See notes to financial statements.

800 COMMERCE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
		(restated)

Cash flows from operating activities:
Net loss	$(692,050)	$(621,867)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	396	209
Amortization of discount on convertible note	22,465	27,535
Amortization of deferred customer acquisition costs	72,917	52,083
Change in fair value of derivative liabilities	(8,298)	(10,000)
Stock based compensation	372,000	294,450
Gain on sale of marketable securities	(67,840)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	28,668	(56,684)
decrease in prepaid assets	21,250
Decrease in security deposit	2,500	—
Increase in accounts payable and accrued expenses	8,105	69,743
Net cash used in operating activities	(239,887)	(244,531)

Cash flows from investing activities:
Proceeds from sale of marketable securities	134,338	—
Purchase of computer equipment	(1,929)	(1,188)
Payment of patent costs	(1,450)	(5,650)
Net cash provided by (used in) investing activities	130,959	(6,838)

Cash flows from financing activities:
Proceeds from sale of common stock	—	255,000
Proceeds from issuance of convertible note	—	50,000
Advances from stockholder	115,222	—
Repayments of amounts due shareholders	—	(13,748)
Repayments of convertible note	(43,000)	—
Net cash provided by financing activities:	72,222	291,252

Net (decrease) increase in cash and cash equivalents	(36,706)	39,883
Cash and cash equivalents, beginning	40,618	735

Cash and cash equivalents, ending	$3,912	$40,618

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock for prepaid consulting fees	$—	$50,000

Reclassification of derivative liability upon repayment of convertible debt	$25,329	$—

Patent costs included in accounts payable	$4,125	$1,850

Issuance of common stock for patent rights	$—	$25,000

Issuance of common stock for customer assignment agreement	$—	$125,000

See notes to financial statements.

800 COMMERCE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

BUSINESS

800 Commerce, Inc. (the “Company” or “800 Commerce”) was formed in the State of Florida on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. The Company commenced revenue producing activities based on the marketing of credit processing services in March 2010 by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment (the “Assignment Agreement”) to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of our common stock.

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to commence the marketing of the medical directory in the second quarter of 2014, and hopes to commence receipt of revenue from the marketing of the medical directory either in the second or third quarter of 2014.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered the 6,000,000 shares of common stock owned by Mediswipe. Mediswipe distributed the 6,000,000 shares of common stock to their shareholders of record as of September 3, 2013. The shares were distributed on September 4, 2013.

In September 2013, the Company engaged a broker dealer, who has filed a Form 211 Application with the Financial Industry Regulatory Authority (“FINRA”) in order to obtain a symbol for quotation. The broker dealer is working with FINRA’s staff’s requests of the broker dealer in order to continue the review process. The Company and its counsel are closely monitoring the broker dealer’s response to FINRA. Pursuant to the SEC Rule 15C2-11, only the broker dealer can communicate with FINRA regarding this process.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

RESTATEMENT

The financial statements for the year ended December 31, 2012 have been restated to defer the recognition of the fair value of common stock issued pursuant to the Assignment Agreement (Note 9), which was previously expensed during 2012. The restatement provides for the deferral and the recognition into expense over the one year term of the agreement. The restatement also reclassifies the expensed portion from sales and marketing to cost of sales.

The following table presents the effect of the restatement adjustments on the affected line items in the previously reported statement of operations for the year ended December 31, 2012. The restatement adjustments did not affect the statements of cash flows for the year ended December 31, 2012 or the December 31, 2012 balance sheet with the exception of the decrease in retained deficit of $72,917, an increase in the amortization of $52,083 and an increase of deferred equity consideration of $72,917. All related amounts have been restated as appropriate within these financial statements.

Year Ended December 31, 2012	As reported	Adjustments	Restated
Cost of revenues	$101,580	$52,083	$153,663
Gross profit	20,324	(52,083)	(31,759)
Sales and marketing expenses	510,226	(125,000)	385,226
Total operating expenses	695,371	(125,000)	570,371
Operating loss	(675,047)	72,917	(602,130)
Net loss	(694,784)	(72,917)	(621,867)
Comprehensive loss	(580,784)	72,917	(507,867)
Net loss per share	$(0.05)	$0.01	$(0.04)

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

ACCOUNTS RECEIVABLE

The Company records accounts receivable from amounts due from its processors. The processor charges certain merchants for processing services at a bundled rate based on a percentage of the dollar amount of each transaction and, in some instances, additional fees are charged for each transaction. The Company charges other merchant customers a flat fee per transaction, and may also charge miscellaneous fees to customers, including fees for returns, monthly minimums, and other miscellaneous services. All the charges and collections thereon flow through processors who then remit the fee due the Company within the month following the actual charges.

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

PATENTS

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 30, 2013 and 2012, as the Company’s patents are still pending as of December 31, 2013.

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

The Company's financial instruments that are adjusted to fair value at each balance sheet date are marketable securities and derivative liabilities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 5). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with level 3 inputs. See Note 6.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31 and December 31, 2012 for each fair value hierarchy level:

December 31, 2013	Derivative Liability	Marketable Securities	Total
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373
December 31, 2012
Level I	$—	$152,000	$152,000
Level II	$—	$—	$—
Level III	$40,000	$—	$40,000

The carrying amount of the Company’s accounts payable and accrued expenses, due to stockholders and convertible debt approximate fair value due to their short term.

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

EARNINGS (LOSS) PER SHARE

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2013 are 1,672,499 consisting of 72,499 shares of common stock underlying convertible debt and options to purchase 1,600,000 shares of common stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Sales

For the years ended December 31, 2013 and 2012, approximately 97% and 91%, respectively, of the Company’s revenues for each period, were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9). As of December 31, 2013 the Company had $29,008 (99% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

NOTE 5 - MARKETABLE SECURITES

The Company’s marketable securities consist solely of 650,000 and 1,000,000, as of December 31, 2013 and December 31, 2012, respectively, of shares of Mediswipe, Inc.’s (“Mediswipe”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Mediswipe share amounts reflect a 1-for-10 reverse stock split effective December 11, 2013. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the year ended December 31, 2013, the Company sold 350,000 shares of stock and recognized a gain of $67,840. The fair value of the Company’s holdings in Mediswipe’s common stock totaled $72,150 and $152,000 as of December 31, 2013 and December 31, 2012, respectively.

The following summarizes the carrying value of marketable securities as of December 31, 2013 and December 31, 2012:

	2013	2012
Historical cost	$123,500	$190,000
Unrealized loss included in accumulated other comprehensive loss	(51,350)	(38,000)
Net carrying value	$72,150	$152,000

NOTE 6 – RELATED PARTY TRANSACTIONS

Management fees

During the years ended December 31, 2013 and 2012 the Company expensed management fees of $54,000 and $25,507, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 and $22,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Effective May 1, 2013, the Company agreed to compensate Mr. James Canton $100,000 annually for his services as Chairman of the board of directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $66,667 in management fees for the year ended December 31, 2013. On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment with Mr. Canton, the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). The Company recorded the excess of the fair value of the shares over the director’s historical cost basis as compensation expense equal to $225,000. Amounts due stockholders on the balance sheet as of December 31, 2013 include Mr. Friedman ($32,847) and Mr. Canton ($66,667).

During the year ended December 31, 2012, the Company also issued 366,000 shares of its common stock to the CFO. The shares were valued at $0.033 per share, the last price for common stock sold in the Company’s private placements prior to this issuance.

Amounts due Mediswipe, Inc.

As of December 31, 2012, Mediswipe owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Mediswipe distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013 (see Note 1). The Company owed Mediswipe $73,894 and $56,186 as of December 31, 2013 and December 31, 2012, respectively, as a result of advances received from or payments made by Mediswipe on behalf of the Company. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the December 31, 2013, balance sheet herein.

Convertible Promissory Note

In May 2012, the Company entered into a note agreement with Mr. Scott Climes, our Chief Executive Officer and a member of our board of directors, for the issuance of a convertible promissory note in the amount of $50,000 (the “Note”). Among other terms the Note was due one year from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and is convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 65% of the lowest closing bid price within five days of any conversion. Additionally, there are limitations on the holder’s right to convert whereby there cannot be any conversion that would cause the holders beneficial ownership to exceed 4.9% of the total issued and outstanding common stock of the Company. Upon the occurrence of an event of default, as defined in the Note, the Company is required to pay interest at 12% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must maintain sufficient authorized shares reserved for issuance under the Note. During the year ended December 31, 2013, the Company repaid $43,000 of the Note. As of December 31, 2013, the balance of the Note is $7,000 and is past due.

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

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. On the dates of repayment of $43,000 of principal, the Company reclassed the fair value of related conversion feature, $25,329, to additional paid in capital. Based on the December 31, 2013 note balance of $7,000, and the value of the embedded derivative liability, the Company further decreased the derivative liability of by $8,298 resulting in a derivative liability balance of $6,373 at December 31, 2013.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatilty Percentage	Risk-free Interest Rate
$6,373	1 month	$0.1633	171%	0.02%

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On June 20, 2012 the board of directors approved a stock dividend whereby the Company issued two (2) additional shares of common stock for each share of common stock outstanding. Accordingly, the Company issued 12,000,000 shares of common stock (the “Dividend Shares”) on July 5th, 2012. Immediately subsequent to the issuance of the Dividend Shares, the Company had 18,000,000 shares of common stock issued and outstanding. All the following share issuances are stated to reflect the forward stock split.

In May 2012, the Company received proceeds of $155,000 upon the sale of 4,650,000 shares of its restricted common stock to five accredited investors. The shares of common stock were sold for $0.0333 per share.

On June 10, 2012 the Company issued 1,500,000 shares of restricted common stock for future services pursuant to a Business Development and Consulting Agreement (“BDCA”). Additionally, the Consultant received $10,000 and will also be compensated a five percent (5%) override on all residual income for the life of any business development contracts executed by the Company. The shares were valued at $50,000 ($0.0333 per share) and are being amortized over the one year term of the BDCA, accordingly the Company expensed $31,250 (included in stock based compensation) for the year ended December 31, 2012

Also on June 10, 2012, the Company issued 1,851,000 shares of restricted common stock for services. Of the shares issued 366,000 where issued to the Company’s CFO, 750,000 shares were issued for legal services and 735,000 were issued for office administration services. All of these shares were valued at $0.0333 per share, the price that the Company sold shares of its common stock in the most recent private placement prior to the issuances. The Company has included $61,700 in stock based compensation for the year ended December 31, 2012, related to these issuances.

On August 1, 2012 the Board of Directors of the Company authorized the Company to issue 100,000 shares of restricted common stock to Dr. James Canton, for his transfer to the Company, of patent pending technology regarding transactional services. The patent pending technology allows users to effect transactions such as purchasing goods, obtaining information, insurance or personal services using networks such as the Internet.

On August 1, 2012 the Company issued 500,000 shares of restricted common stock to PayVentures, LLC, pursuant to a series of agreements (see Note 9).

In September and October 2012, the Company received proceeds of $100,000 upon the sale of 400,000 shares of its restricted common stock to five accredited investors. The shares of common stock were sold for $0.25 per share.

On December 12, 2012 the Company issued 50,000 shares of restricted common stock to Greentree Financial Group, Inc. for consulting services. The shares were valued at $0.25 per share, the price that the Company sold shares of its common stock in the most recent private placement prior to the issuance. The Company has included $12,500 in stock based compensation for the year ended December 31, 2012, related to these issuances.

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). The Company recorded the excess of the fair value of the shares over the director’s historical cost basis as compensation expense equal to $225,000.

As of December 31, 2013 and December 31, 2012 there were 19,950,000 and 19,050,000 par value $0.001, shares of common stock outstanding, respectively.

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

A summary of the activity of options for the year ended December 31, 2013 is as follows:

	Options	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2012	-	-	-
Options granted	1,600,000	$0.30	$0.21
Balance December 31, 2012	1,600,000	$0.30	$0.21
Outstanding as of December 31, 2013	1,600,000	$0.30	$0.21
Exercisable as of December 31, 2013	1,600,000	$0.30	$0.21

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Expected Volatility	167%
Expected Dividend Yield	0%
Expected Life (Term)	3 years
Risk-Free Interest Rate	0.30%

During the year ended December 31, 2012 a total of 900,000 of the options vested and the Company recognized $189,000 of stock based compensation.

During the year ended December 31, 2013 a total of 700,000 of the options vested and the Company recognized $147,000 of stock based compensation.

As of December, 2013, the remaining term of the options is 1.58 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of December 31, 2013,and no future expense related to these options is anticipated.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2013 and December 31, 2012.

As of December 31, 2013, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective June 1, 2013, the Company began leasing office space in an office building in Detroit, Michigan. The lease covers approximately 1,722 square feet for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company leased the space for corporate offices as well as for plans of a call center for marketing the Company’s directory business. Rent expense for the year ended December 31, 2013 and 2012, was $21,087 and $16,694, respectively. In November 2013, the Company was notified that the landlord was delinquent in their obligations to the mortgage holder of the building where the Company is leasing its office space.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $30,000 and $10,000 for the hosting fees for the years ended December 31, 2013 and 2012, respectively, and $30,000 and $0, respectively, for the minimum transaction fees for the years ended December 31, 2013 and 2012. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500 and all services provided by 3Ci have been terminated.

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

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of approximately $1,285,274. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees collected from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for the issuance of 500,000 shares of the Company’s common stock. During the year ended December 31, 2013, the Company also sold 350,000 shares of MediSwipe common stock it owned and has realized proceeds of approximately $134,000 from the sales.

The Company intends to begin marketing of the on-line portals and mobile applications that it has developed, offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not yet begun revenue producing of the medical directory. The Company expects to commence the marketing of the medical directory during 2014, and hope to commence receipt of revenue from the marketing of the medical directory during 2014. The Company has also completed the development of its second on-line portal and mobile application; a directory of lawyers.

NOTE 11 – SUBSEQUENT EVENTS

In January 2014, due to the uncertainty of the Company’s lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

In January 2014, the Company sold 50,000 shares of Mediswipe’s common stock and realized proceeds of $17,025.