Form 10-Q
period 2014-03-31
800 Commerce, Inc.
filed 2014-05-20
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

(Address of principal executive offices)

(561) 249-6511

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of May 15, 2014, was 19,950,000 shares.

(1)

(2)

800 COMMERCE, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$9,395	$3,912
Accounts receivable	30,606	29,159
Prepaid expenses	1,500	—
Marketable securities	263,400	72,150
Security deposit	700	—
Total current assets	305,601	105,221

Patents Pending	33,950	33,950
Property and equipment, net	2,413	2,512
Total assets	$341,964	$141,683
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$84,523	$76,697
Due to related parties	195,558	174,408
Convertible promssory note	—	7,000
Derivative liability	—	6,373
Total current liabilities	280,081	264,478

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000
shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,418,879
Accumulated comprehensive gain (loss)	149,400	(51,350)
Accumulated deficit	(1,532,719)	(1,510,274)

Total stockholders' equity (deficit)	61,883	(122,795)

Total liabilities and stockholders' equity (deficit)	$341,964	$141,683

See notes to condensed financial statements.

(3)

800 COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2014	2013
		(Restated)

Free revenue, net	$90,448	$93,812
Costs of revenue	89,607	113,253

Gross profit	841	(19,441)
Operating expenses:
Salaries and management fees (includes $75,500 (2013)
of stock based compensation)	22,500	90,303
Rent	—	5,437
Travel and entertainment	—	2,406
Transfer agent and filing fees	2,970	1,832
Professional and consulting fees	3,150	5,962
Software development and internet expenses	873	1,711
Other general and administrative	847	12,660

Total operating expenses	30,340	120,311

Operating loss	(29,499)	(139,752)

Other income (expense):
Interest expense	—	(13,329)
Change in fair market value of derivative liabilities	—	11,180
Gain on sale of marketable securities	7,054	3,174
Total other income, net	7,054	1,025

Net loss	$(22,445)	$(138,727)

Other Comprehensive gain, net of tax:
Unrealized gain on marketable securities	$207,804	$348,074

Less reclassiifcation adjustment for gains
included in net loss	(7,054)	(3,174)

Other comprehensive income	200,750	344,900

Comprehensive income	$178,305	$206,173

Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	19,950,000	19,050,000

See notes to condensed financial statements.

(4)

800 COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013 (Restated)
Cash flows from operating activities:
Net loss	$(22,445)	$(138,727)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	99	99
Amortization of discount on convertible note	—	12,329
Change in fair value of derivative liabilities	—	(11,180)
Stock based compensation	—	106,750
Gain on sale of marketable securities	(7,054)	1,900
Change in operating assets and liabilities:
Increase in accounts receivable	(1,447)	(3,126)
Increase in prepaid assets	(1,500)	—
Increase in security deposit	(700)	—
Increase in accounts payable and accrued expenses	7,826	4,558
Net cash used in operating activities	(25,221)	(27,397)

Cash flows from investing activities:
Proceeds from sale of marketable securities	16,554	—
Purchase of computer equipment	—	(1,929)
Net cash provided by (used in) investing activities	16,554	(1,929)

Cash flows from financing activities:
Increase in amount due shareholders	21,150	1,701
Repayments of convertible note	(7,000)	—
Net cash provided by financing activities:	14,150	1,701

Net increase (decrease) in cash and cash equivalents	5,483	(27,625)
Cash and cash equivalents, beginning	3,912	40,618

Cash and cash equivalents, ending	$9,395	$12,993

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities

Reclassification of derivative liability upon repayment of convertible debt	$6,373	$—

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

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to re-launch the marketing of the medical directory in the second quarter of 2014, and hopes to commence receipt of revenue from the marketing of the medical directory in the third quarter of 2014.

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

(6)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 11, 2014. Interim results of operations for the three months ended March 31, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

Restatement

The financial statements for the three months ended March 31, 2013 have been restated to amortize a portion of the fair value of common stock issued pursuant to the Assignment Agreement, which was previously expensed during 2012.

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported statement of operations for the three months ended March 31, 2013. The restatement adjustments did not affect the statements of cash flows for the three months ended March 31, 2013 balance sheet with the exception of the decrease in retained deficit of $41,667, an increase in the amortization of $31,250 and a decrease of deferred equity consideration of $41,667. All related amounts have been restated as appropriate within these financial statements.

Three months ended March 31, 2013	As reported	Adjustments	Restated
Costs of revenues	$82,003	$31,250	$113,253
Gross profit (loss)	11,809	(31,250)	(19,441)
Operating loss	(108,502)	(31,250)	(139,752)
Net loss	(107,477)	(31,250)	(138,727)
Comprehensive income	235,523	(31,250)	206,173

Net loss per share	$(0.00)	$(0.01)	$(0.01)

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

(7)

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three months ended March 31, 2014 and 2013, as the Company’s patents are still pending as of March 31, 2014.

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

(8)

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 for each fair value hierarchy level:

March 31, 2014	Derivative Liability	Marketable Securities	Total
Level I	$—	$263,400	$263,400
Level II	$—	$—	$—
Level III	$—	$—	$—
December 31, 2013
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373

The carrying amount of the Company’s accounts payable and accrued expenses, due to related parties and convertible debt approximate fair value to their short term.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the three months ended March 31, 2014 included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

(9)

Note 3 – Recent Accounting Pronouncements

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

Sales

For the three months ended March 31, 2014 and 2013, approximately 99% and 96%, respectively, of the Company’s revenues for each period, were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9). As of March 31, 2014, the Company had $29,723 (97% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

Note 5 – Marketable Securities

The Company’s marketable securities consist solely of 600,000 and 1,000,000, as of March 31, 2014, and December 31, 2013, respectively, of shares of Mediswipe, Inc.’s (“Mediswipe”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the three months ended March 31, 2014, the Company sold 50,000 shares of stock and recognized a gain of $7,054. The fair value of the Company’s holdings in Mediswipe’s common stock totaled $263,400 and $72,150 as of March 31, 2014, and December 31, 2013, respectively.

The following summarizes the carrying value of marketable securities as of March 31, 2014 and December 31, 2013:

	2014	2013
Historical cost	$114,000	$123,500
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	149,400	(51,350)
Net carrying value	$263,400	$72,150

(10)

Note 6 – Related Party Transactions

Management Fees

During the three months ended March 31, 2014 and 2013 the Company expensed management fees of $13,500 and $3,003, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $9,000 and $9,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term. Accordingly, for the three months ended March 31, 2013, the Company expensed $63,000 in stock compensation expense for options that vested during the period. Amounts due stockholders on the balance sheet as of March 31, 2014, and December 31, 2013 include Mr. Friedman $44,997(2014) and $32,847 (2013) and Mr. Canton $66,667 (2014 and 2013).

Amounts due Mediswipe, Inc.

As of December 31, 2012, Mediswipe, Inc, (“Mediswipe”) owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Mediswipe distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013 (see note 11). The Company and Mediswipe are commonly controlled due to common management and board members. The Company owes Mediswipe $83,895 and $74,895 as of March 31, 2014 and December 31, 2013, respectively, as a result of advances received from Mediswipe. These advances are non-interest bearing and are due on demand and are included in amounts due shareholders on the March 31, 2014, balance sheet herein.

Convertible Promissory Note

In May 2012, the Company entered into a note agreement with Mr. Climes, our Chief Executive Officer and a member of our board of directors, for the issuance of a convertible promissory note in the amount of $50,000 (the “Note”). Among other terms the Note was due one year from its issuance date, bears interest at 8% per annum, payable in cash or shares at the Conversion Price as defined herewith, and was convertible at a conversion price (the “Conversion Price”) for each share of common stock equal to 65% of the lowest closing bid price within five days of any conversion. Additionally, there are limitations on the holder’s right to convert whereby there cannot be any conversion that would cause the holders beneficial ownership to exceed 4.9% of the total issued and outstanding common stock of the Company. Upon the occurrence of an event of default, as defined in the Note, the Company was required to pay interest at 12% per annum and the holders may at their option declare the Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the Note provided for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. During the year ended December 31, 2013, the Company repaid $43,000 of the Note. During the quarter ended March 31, 2014, the Company repaid the remainder of the Note due.

The Company determined that the conversion feature of the Note represented an embedded derivative since the Note was convertible into a variable number of shares upon conversion. Accordingly, the Note was not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was required to be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument was recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Note. Such discount was accreted from the date of issuance to the maturity date of the Note. The change in the fair value of the derivative liability will be recorded in other income or expenses in the statement of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The beneficial conversion feature included in the Note resulted in an initial debt discount of $50,000 and an initial loss on the valuation of derivative liabilities of $1,282 based on the initial fair value of the derivative liability of $51,282.

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. On the dates of repayment of $43,000 in 2013 of principal, the Company reclassed the fair value of related conversion feature, $25,329, to additional paid in capital. On the dates of repayment of $7,000 of principal, the Company reclosed the fair value of related conversion feature, $6,373, to additional paid in capital.

(11)

Note 7 – Stockholders’ Equity

Stock Options

Effective August 1, 2012 the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) whereby the Company has reserved five million shares of common stock to be available for grants pursuant to the 2012 Plan.

Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term. Mr. Climes is now a member of the board of directors of the Company and Dr. Canton the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). Pursuant to each ABA, 200,000 options immediately vested and an additional 50,000 vest under each ABA at the end August 2012 and for the following eleven months, as long as Messrs. Climes and Canton remain as a director.

A summary of the activity of options for the three months ended March 31, 2014 is as follows:

	Options	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2014	1,600,000	$0.30	$0.21
Options granted	—	—	—
Outstanding as of March 31, 2014	1,600,000	0.30	0.21
Exercisable as of March 31, 2014	1,600,000	0.30	0.21

As of March 31, 2014, the remaining term of the options is 1.42 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of March 31, 2014 and no future expense related to these options is anticipated.

(12)

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 9 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective June 1, 2013, the Company began leasing office space in Detroit, Michigan. The lease covers approximately 1,722 square feet is for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company leased the space for corporate offices as well as a call center for marketing the Company’s directory business. In November 2013, the Company was notified that the landlord was delinquent in their obligations to the mortgage holder of the building where the Company is leasing its office space. Rent expense for the three months ended March 31, 2014 and 2013 was $0 and $5,437, respectively.

In January 2014, due to the uncertainty of the Company’s lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company has entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

(13)

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 and $22,500 for the hosting fees for the three months ended March 31, 2014 and 2013, respectively, and $7,500 and $0, respectively, for the minimum transaction fees for the three months ended March 31, 2014 and 2013. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

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

(14)

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2014, the Company had an accumulated deficit of approximately $1,532,719. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the three months ended March 30, 2014, the Company also sold 50,000 shares of MediSwipe common stock it owned and has realized proceeds of approximately $16,554 from the sales.

The Company intends to begin marketing of the on-line portals and mobile applications that it has developed, offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We expect to commence the marketing of our medical directory in the second quarter of 2014, and hope to commence receipt of revenue from the marketing of our medical directory during 2014. The Company has also completed the development of its second on-line portal and mobile application; a directory of lawyers.

(15)

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2013 and 2012 filed with the SEC on April 11, 2014.

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

Restatement of previously issued financial statements

The financial statements for the three months ended March 31, 2013 have been restated to amortize a portion of the fair value of common stock issued pursuant to the Assignment Agreement, which was previously expensed during 2012.

The restatement adjustments did not affect the statements of cash flows for the three months ended March 31, 2013 balance sheet with the exception of the decrease in retained deficit of $41,667, an increase in the amortization of $31,250 and a decrease of deferred equity consideration of $41,667. All related amounts have been restated as appropriate within these financial statements.

(a) Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used in operating activities was $25,221 compared to $27,397 for the three months ended March 31, 2013. The company had a net loss $22,445 for the three months ended March 31, 2014 compared to a net loss of $138,727 for the three months ended March 31, 2013. The net loss for the three months ended March 31, 2014 was impacted by the gain on sale of marketable securities and the changes in operating assets and liabilities. Negative cash flows in 2013 were due primarily to the net loss, offset by non-cash expenses related to amortization of deferred equity consideration for customer acquisition costs of $31,250 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement, amortization of the initial discount of $12,329 on the convertible note and by the non-cash stock based compensation of $75,500.

During the three months ended March 31, 2014, net cash provided by investing activities was $16,554 as a result of $16,554 received from the sale of marketable securities. Net cash used in investing activities was $1,929 for the three months ended March 31, 2013, due to the purchase of computer equipment.

During the three months ended March 31, 2014, net cash provided by financing activities was $14,150, compared to net cash provided by financing activities of $1,701 for the three months ended March 31, 2013. The 2014 amount was comprised of a repayment of $7,000 on the convertible note and increases of $21,150 in amounts due shareholders for services provided. The 2013 financing activity was the result of increases of $1,701 in amounts due shareholders for services provided.

For the three months ended March 31, 2014, cash and cash equivalents increased by $5,483 compared to a decrease of $27,625 for the three months ended March 31, 2013. Ending cash and cash equivalents at March 31, 2014 was $9,395 compared to $12,993 at March 31, 2013.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the three months ended March 31, 2014, the Company sold 50,000 shares of MediSwipe common stock it owned and realized proceeds of approximately $16,554 from the sales.

The Company intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We commenced the initial marketing of our medical directory in September 2013, and hope to commence receipt of revenue from the marketing of our medical directory in the second or third quarter of 2014. The Company is preparing to launch its second on-line portal and mobile application; a directory of lawyers.

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

(16)

(b) Results of Operations

Three months ended March 31, 2014 vs. March 31, 2013

Revenues

The Company had revenues for the three months ended March 31, 2014 of $90,448 compared to $93,812 for the three months ended March 31, 2013.

All of our revenue from inception through March 31, 2014, other than the revenue under the Assignment Agreement, has been derived from our marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company received revenue of $1,013 from FrontStream for the three months ended March 31, 2014 compared to $3,787 for the three months ended March 31, 2013. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the Residual for the previous month's activity, on or about the 25th day of the next month.

Costs of Revenues

For the three months ended March 31, 2014, cost of revenues was $89,607. This expense was comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. The costs for the three ended March 31, 2014 include $30,519 for merchant acquiring and processing services, $23,988 for mobile messaging services, $17,100 for customer contact and customer assistant services, $7,500 for hosted license fees and $7,500 for minimum transaction fees.

For the three months ended March 31, 2013, cost of revenues was $113,253. This expense was comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. The costs for the three ended March 31, 2013 include $30,566 for merchant acquiring and processing services, $26,362 for mobile messaging services, $17,575 for customer contact and customer assistant services and $7,500 for hosted license fees. Also included in cost of sales for the three months ended March 31, 2013, was amortization of deferred equity consideration for customer acquisition costs of $31,250 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement.

(17)

Operating Expenses

Operating expenses were $30,340 for the three months ended March 31, 2014 compared to $120,311 for the three months ended March 31, 2013. The decrease of $89,971 for the three months ended March 31, 2014, was due primarily to a decrease in stock compensation expense of $75,500. Additionally for the three months ended March 31, 2014 there were salaries and management fees of $22,500 compared to $14,803 (excluding stock-based compensation)for the three months ended March 31, 2013. We expect an increase in overall expenses during 2014 due to the additional expenses incurred as a result of becoming a publicly traded company in the United States. At the present time, we do not have any agreements or plans to issue additional shares of common stock for services, however as an early stage company, and in consideration of the available cash we may have on hand in the future, we may decide to issue additional shares of stock, if the Board of Directors feel it is necessary to, among other items, attract and/or maintain qualified and competent management. The total amount of stock-based compensation expense ultimately is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense. In accordance with ASC Topic 718, Compensation - Stock Compensation (ASC Topic 718), compensation costs for performance based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine probability of achieving the performance goals in each reporting period and recognize compensation costs based on the number of shares that are expected to vest.

Other Income (Expense)

Other income for the three months ended March 31, 2014 was $7,054 compared to other income of $1,025 for the three months ended March 31, 2013. The Company recorded a gain on sale of marketable securities of $7,054 for the current period.

Other income for the three months ended March 31, 2013 included interest expense of $13,329 comprised of $12,329 related to the amortization of the initial discount on convertible promissory notes and $1,000 for the interest expense on the face value of the notes. Also included for the three months ended March 31, 2013 was $20,018 for the fair value change in the derivative associated with convertible promissory notes. The Company also recorded a gain on sale of marketable securities of $3,174 for the 2013 period.

Off Balance Sheet Arrangements

None

 Critical Accounting Policies

See Note 2 to the condensed financial statements included herein.

(18)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

(19)

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

(20)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2014

800 COMMERCE, INC.

By: /s/ B. Michael Friedman

B. Michael Friedman

President and Director

(Principal Executive Officer)

(21)