Form 10-Q
period 2014-06-30
800 Commerce, Inc.
filed 2014-08-04
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☑

The number of shares outstanding of the Registrant's $0.01 par value Common Stock as of August 1, 2014, was 19,950,000 shares.

800 COMMERCE, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,772	$3,912
Accounts receivable	72,783	29,159
Prepaid expenses	750	—
Marketable securities	156,000	72,150
Security deposit	700	—
Total current assets	236,005	105,221

Patent Pending	$33,950	$33,950
Computer Equipment, net	2,314	2,512
Total assets	$272,269	$141,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$116,569	$76,697
Due to stockholders	244,556	174,408
Convertible promissory note	—	7,000
Derivative liability	—	6,373
Total current liabilities	361,125	264,478

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,418,879
Accumulated comprehensive income (loss)	42,000	(51,350)
Accumulated deficit	(1,576,058)	(1,510,274)

Total stockholders' deficit	(88,856)	(122,795)

Total liabilities and stockholders' deficit	$272,269	$141,683

See notes to condensed financial statements

F-1

800 COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Fee revenue, net	$100,022	$93,419	$190,470	$187,231
Costs of revenue	99,580	118,214	189,187	231,467

Gross profit (loss)	442	(24,795)	1,283	(44,236)

Operating expenses:
Salaries and management fees	28,800	121,413	51,300	211,716
Rent	2,250	5,229	2,250	10,666
Travel and entertainment	131	5,365	131	7,771
Transfer agent and filing fees	3,434	3,057	6,404	4,889
Professional and consulting fees	5,350	12,900	8,500	18,862
Software development and internet expenses	511	2,922	1,384	4,633
Other general and administrative	3,304	7,829	4,151	20,489

Total operating expenses	43,780	158,715	74,120	279,026

Operating loss	(43,338)	(183,510)	(72,837)	(323,262)

Other income (expense):
Interest expense	—	(11,136)	—	(24,465)
Change in fair market value of derivative liabilities	—	(651)	—	10,529
Gain on sale of marketable securities	—	34,943	7,054	38,117
Total other income, net	—	23,156	7,054	24,181

Net loss	$(43,338)	$(160,354)	$(65,783)	$(299,081)

Other Comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities	(107,400)	(17,338)	100,404	325,662

Less reclassification adjustment for gains included in net loss	—	(34,943)	(7,054)	(38,117)

Other comprehensive income (loss)	(107,400)	(52,281)	93,350	287,545

Comprehensive income (loss)	$(150,738)	$(212,635)	$27,567	$(11,536)

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding Basic and diluted	19,950,000	19,150,000	19,950,000	19,100,000

See notes to condensed financial statements.

F-2

800 COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)
	2014	2013
Cash flows from operating activities:
Net loss	$(65,783)	$(299,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	198	198
Amortization of discount on convertible note	—	22,465
Amortization of deferred customer acquisition costs	—	62,500
Change in fair value of derivative liabilities	—	(10,529)
Stock based compensation	—	147,250
Gain on sale of marketable securities	(7,054)	(38,117)
Change in operating assets and liabilities:
Increase in prepaid assets	(750)	—
Increase in accounts receivable	(43,624)	(33,190)
Increase in accounts payable and accrued expenses	39,871	35,479
Net cash used in operating activities	(77,142)	(113,025)

Cash flows from investing activities:
Proceeds from sale of marketable securities	16,554	77,081
Purchase of computer equipment	—	(1,929)
Payment of patent costs	—	(1,450)
Payment of security deposits	(700)	—
Net cash provided by investing activities	15,854	73,702

Cash flows from financing activities:
Increase in amount due stockholders	70,148	27,319
Repayments of convertible note	(7,000)	(7,500)
Net cash provided by financing activities:	63,148	19,819

Net (decrease) increase in cash and cash equivalents	1,860	(19,504)
Cash and cash equivalents, beginning	3,912	40,618

Cash and cash equivalents, ending	$5,772	$21,114

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:

Reclassification of derivative liability upon repayment of convertible debt	$6,373	$—

Patent costs included in accounts payable	$—	$4,125

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

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company expects to re-launch the marketing of the medical directory in the third quarter of 2014, and hopes to commence receipt of revenue from the marketing of the medical directory in the fourth quarter of 2014.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered the 6,000,000 shares of common stock owned by Agritek Holdings, Inc. (“Agritek”), formerly known as Mediswipe. Agritek distributed the 6,000,000 shares of common stock to their shareholders of record as of September 3, 2013. The shares were distributed on September 4, 2013.

On July 31, 2014, the Company received notice that the Financial Industry Regulatory Authority approved our representative’s request and assigned the trading symbol, ETGH, for the OTC Bulletin Board and OTC Link.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 11, 2014. Interim results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three and six months ended June 30, 2014 and 2013, as the Company’s patents are still pending as of June 30, 2014.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 for each fair value hierarchy level:

June 30, 2014	Derivative Liability	Marketable Securities	Total
Level I	$—	$156,000	$156,000
Level II	$—	$—	$—
Level III	$—	$—	$—
December 31, 2013
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the six months ended June 30, 2014 included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Sales and accounts receivable

For the three and six months ended June 30, 2014, approximately 99% of the Company’s revenues for each period were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9) compared to 96% for the three and six months ended June 30, 2013. As of June 30, 2014, the Company had $72,498 (99% of accounts receivable) in accounts receivable from the same merchant service provider. This amount was collected in July 2014. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

Note 5 – Marketable Securities

The Company’s marketable securities consist solely of 600,000 and 650,000, as of June 30, 2014, and December 31, 2013, respectively, of shares of Agritek common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the three and six months ended June 30, 2014, the Company sold 0 and 50,000, respectively, shares of stock and recognized a gain of $0 and $7,054, respectively. The fair value of the Company’s holdings in Agritek’s common stock totaled $156,000 and $72,150 as of June 30, 2014, and December 31, 2013, respectively.

The following summarizes the carrying value of marketable securities as of June 30, 2014 and December 31, 2013:

	2014	2013
Historical cost	$114,000	$123,500
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	42,000	(51,350)
Net carrying value	$156,000	$72,150

Note 6 – Related Party Transactions

Management Fees

During the three and six months ended June 30, 2014 the Company expensed management fees of $13,500 and $27,000, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $9,000 and $18,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Included in accounts payable as of June 30, 2014 is $3,000 owed to Mr. Hollander. Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. For the three and six months ended June 30, 2013, the Company recorded $63,000 and $126,000, respectively, as stock based compensation, included in management fees. The options were granted under the 2012 Plan and have a three year term and are fully vested. Amounts due to stockholders on the balance sheet as of June 30, 2014 include amounts owed to Mr. Friedman of $58,294 and Mr. Canton of $66,667.

Amounts due to Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $119,595 and $74,895 as of June 30, 2014 and December 31, 2013, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the June 30, 2014, balance sheet herein.

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

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. On the dates of repayment of $43,000 in 2013 of principal, the Company reclassed the fair value of related conversion feature, $25,329, to additional paid in capital. On the dates of repayment of $7,000 of principal, the Company reclassed the fair value of the related conversion feature, $6,373, to additional paid in capital.

Note 7 – Stockholders’ Equity

Stock Options

Effective August 1, 2012 the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) whereby the Company has reserved five million shares of common stock to be available for grants pursuant to the 2012 Plan.

Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term. Mr. Climes is now a member of the board of directors of the Company and Dr. Canton was the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). All of the options granted are fully vested.

A summary of the activity of options for the six months ended June 30, 2014 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1 and June 30, 2014	1,600,000	$0.30	$0.21

As of June 30, 2014, the remaining term of the options is 1.17 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of June 30, 2014 and no future expense related to these options is anticipated.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 9 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective June 1, 2013, the Company began leasing office space in Detroit, Michigan. The lease covers approximately 1,722 square feet, is for two years with monthly rent of $1,950 for the first year and $2,010 for the second year. The Company leased the space for corporate offices as well as a call center for marketing the Company’s directory business. In November 2013, the Company was notified that the landlord was delinquent in their obligations to the mortgage holder of the building where the Company is leasing its office space.

In January 2014, due to the uncertainty of the Company’s lease in Detroit, Michigan, the Company decided to relocate its administrative offices to West Palm Beach, Florida. Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

Rent expense for the three and six months ended June 30, 2014 was $2,250.

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

Effective October 1, 2012, PV and the Company entered into the First Amendment to Assignment Agreement (the “Amendment”). The Amendment replaces the assignment to the Company of 50% of PV’s residuals from the initial Assigned Customer to the assignment of 30% of PV’s residual payments received from a newly Assigned Customer, and such account shall henceforth be the Assigned Customer under the Assignment Agreement. Subsequently, on May 1, 2013 and May 1, 2014, the parties entered into amendments to change the assigned customer.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 and $15,000, respectively, for the hosting fees for the three and six months ended June 30, 2014, and $7,500 and $15,000 for the minimum transaction fees for the three and six months ended June 30, 2014. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500. Included in accounts payable as of June 30, 2014 is $21,500 owed to 3Ci.

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2014, the Company had an accumulated deficit of approximately $1,576,058 and a working capital deficit of $125,120. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the six months ended June 30, 2014, the Company also sold 50,000 shares of Agritek common stock it owned and has realized proceeds of approximately $16,554 from the sales.

The Company intends to begin marketing of the on-line portals and mobile applications that it has developed, offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We expect to commence the marketing of our medical directory in the third quarter of 2014, and hope to commence receipt of revenue from the marketing of our medical directory during 2014. The Company has also completed the development of its second on-line portal and mobile application; a directory of lawyers.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2013 and 2012 filed with the SEC on April 11, 2014.

The independent auditor’s report on our financial statements for the years ended December 31, 2013 and 2012 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the condensed financial statements filed herein.

(a) Liquidity and Capital Resources

For the six months ended June 30, 2014, net cash used in operating activities was $77,142 compared to $113,025 for the six months ended June 30, 2013. The Company had a net loss $65,783 for the six months ended June 30, 2014 compared to a net loss of $299,081 for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2014 was impacted by the gain on sale of marketable securities and the changes in operating assets and liabilities. Negative cash flows in 2013 was impacted by stock and option compensation expense of $147,250. The stock-based compensation expense is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $126,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Also included in cost of sales for the six months ended June 30, 2013, was the non-cash amortization of deferred equity consideration for customer acquisition costs of $62,500 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one-year term of the Assignment Agreement. Additional non-cash expenses for the six months ended June 30, 2013 were the amortization of the initial discounts of $22,465 on the convertible note. These non-cash add-backs were partially offset by the change in the fair value of derivative liabilities of $10,529.

During the six months ended June 30, 2014, net cash provided by investing activities was $15,854 received from the sale of marketable securities less payment of security deposits of $700. Net cash provided by investing activities for the six months ended June 30, 2013 was $73,702, as a result of $77,081 received from the sale of marketable securities less the purchase of office furniture of $1,929 and payments related to patent costs of $1,450.

During the six months ended June 30, 2014, net cash provided by financing activities was $63,148, compared $19,819 for the six months ended June 30, 2013. The 2014 amount was comprised of a repayment of $7,000 on the convertible note and increases of $70,148 in amounts due shareholders for services provided to the Company and expenses paid for the Company. The 2013 financing activity was comprised of repayments of $7,500 on a convertible note and an increase of $27,319 in amounts due shareholders for services provided to the Company and expenses paid for the Company.

For the six months ended June 30, 2014, cash and cash equivalents increased by $1,860 compared to a decrease of $19,504 for the six months ended June 30, 2013. Ending cash and cash equivalents at June 30, 2014 was $5,772 compared to $21,114 at June 30, 2013.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the six months ended June 30, 2014, the Company sold 50,000 shares of Agritek common stock it owned and realized proceeds of approximately $16,554 from the sales.

The Company intends to engage in the development and operation of on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however we have not yet begun revenue producing by way of our medical directory. We commenced the initial marketing of our medical directory in September 2013, and hope to commence receipt of revenue from the marketing of our medical directory in the third or fourth quarter of 2014. The Company is preparing to launch its second on-line portal and mobile application; a directory of lawyers.

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

(b) Results of Operations

Six months ended June 30, 2014 vs. June 30, 2013

Revenues

The Company had revenues for the three and six months ended June 30, 2014 of $100,022 and $190,470, respectively, compared to $93,419 and $187,231 for the three and six months ended June 30, 2013, respectively.

Predominately, all of the revenue is a result of the Assignment Agreement. Other revenues are from an Agent Referral Agreement from marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the residual for the previous month's activity, on or about the 25th day of the next month.

A summary of the revenues were comprised of:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Assignment Agreement	$99,443	$89,932	$188,832	$179,808
Other Agent Agreements	579	3,487	1,638	7,423
Total	$100,022	$93,419	$190,470	$187,231

Costs of Revenues

For the three and six months ended June 30, 2014, cost of revenues was $99,580 and $189,187, respectively compared to $118,214 and $231,467 for the three and six months ended June 30, 2013. The expenses for the 2014 and 2013 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

The costs of revenues were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Merchant acquiring and processing services	$34,437	$31,588	$64,956	$62,154
Mobile messaging services	26,718	26,482	50,706	52,844
Customer contact and assistant services	20,425	13,894	37,525	31,469
Hosted license fees	7,500	7,500	15,000	15,000
Minimum transactions fees	7,500	7,500	15,000	7,500
Customer acquisition costs	—	31,250	—	62,500
Short code expense	3,000	—	6,000	—
Total	$99,580	$118,214	$189,187	$231,467

Operating Expenses

Operating expenses were $43,780 and $74,120 for the three and six months ended June 30, 2014 compared to $158,715 and $279,026 for the three and six months ended June 30, 2013 and were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Salaries and management fees	$28,800	$121,413	$51,300	$211,716
Rent	2,250	5,229	2,250	10,666
Travel and entertainment	131	5,365	131	7,771
Transfer agent and filing fees	3,434	3,057	6,404	4,889
Professional and consulting fees	5,350	12,900	8,500	18,862
Software development and internet expenses	511	2,922	1,384	4,633
Other general and administrative	3,304	7,829	4,151	20,489
Total	$43,780	$158,715	$74,120	$279,026

Total operating expenses decreased by $204,906 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily due to stock compensation expense, included in management fees, of $147,250 for the six months ended June 30, 2013. The stock based compensation in the 2013 period is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $126,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Salaries and management fees (excluding stock based compensation) increased as a result of the increase of the amount accrued for the salaries of our CEO from $21,497 for the three and six months ended June 30, 2013 to $13,500 and $27,000 for the three and six months ended June 30, 2014.

Professional and consulting fees for the three and six months ended June 30, 2014 was $5,350 and $8,500, respectively, compared to $12,900 and $18,862 for the three and six months ended June 30, 2013, respectively. The decrease for the six months ended June 30, 2014 is primarily due to a decrease in legal fees of $5,600 incurred for filing the Company’s registration statement and consulting fees of $5,000 pursuant to a consultant agreement in effect through March 2013. Transfer agent and filing fees was $3,434 and $6,404 for the three and six months ended June 30, 2014, respectively, compared to $3,057 and $4,889 for the three and six months ended June 30, 2013, respectively. Software development and internet expense of $511 and $1,384 were also incurred for the three and six months ended June 30, 2014, respectively, compared to $2,922 and $4,633 for the three and six months ended June 30, 2013, respectively.

General and other administrative costs for the three and six months ended June 30, 2014, were $3,304 and $4,151, respectively, compared to $7,829 and $20,489 for the three and six months ended June 30, 2013, respectively. Expenses for the six months ended June 30, 2014, include investor relation costs of $1,320, utility costs of $1,188 and $1,643 of other general and administrative costs. We expect an increase in overall expenses during 2014 due to the additional expenses incurred as a result of becoming a publicly traded company in the United States.

Other Income (Expense)

Other income for the three and six months ended June 30, 2014 was $7,054 compared to other income of $23,156 and $24,181 for the three and six months ended June 30, 2013. The Company recorded a gain on sale of marketable securities of $7,054 for the current period.

Other income for the three months ended March 31, 2013 included interest expense of $11,136 (three months) and $24,465 (six months), comprised of $10,136 (three months) and $22,465 (six months) related to the amortization of the initial discount on convertible promissory notes and $1,000 (three months) and $2,000 (six months) for the interest expense on the face value of the notes. Also included in the other expenses for the six months ended June 30, 2013 was $10,529 for the fair value change on the derivative liability associated with convertible promissory notes. The Company also recorded gains on sale of marketable securities of $34,943 (three months) and $38,117 (six months) for the 2013 period.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: August 1, 2014	/s/ B. Michael Friedman
800 COMMERCE, INC.	B. Michael Friedman
President and Director
(Principal Executive Officer)