Form 10-Q
period 2014-09-30
800 Commerce, Inc.
filed 2014-10-29
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes   ☐       No  ☑

The number of shares outstanding of the Registrant's $0.001 par value Common Stock as of October 28, 2014, was 19,950,000 shares.

800 COMMERCE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$10,175	$3,912
Accounts receivable	29,747	29,159
Prepaid expenses	9,570	—
Marketable securities	54,000	72,150
Security deposit	700	—
Total current assets	104,192	105,221

Patent Pending	$33,950	$33,950
Computer Equipment, net	2,215	2,512
Total assets	$140,357	$141,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$69,724	$76,697
Due to stockholders	299,636	174,408
Convertible promissory note	—	7,000
Derivative liability	—	6,373
Total current liabilities	369,360	264,478

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,418,879
Accumulated comprehensive income (loss)	(60,000)	(51,350)
Accumulated deficit	(1,614,205)	(1,510,274)

Total stockholders' deficit	(229,003)	(122,795)

Total liabilities and stockholders' deficit	$140,357	$141,683

See notes to condensed financial statements

F-1

800 COMMERCE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Fee revenue, net	$98,904	$90,341	$289,374	$277,572
Costs of revenue	95,658	121,572	284,845	371,539

Gross profit (loss)	3,246	(31,231)	4,529	(93,967)

Operating expenses:
Salaries and management fees	28,507	68,501	79,807	280,217
Rent	2,250	5,550	4,500	12,937
Travel and entertainment	1,386	1,062	1,517	8,833
Transfer agent and filing fees	4,166	3,664	10,570	8,553
Professional and consulting fees	2,435	4,300	10,935	23,162
Software development and internet expenses	358	318	1,742	4,951
Other general and administrative	2,291	2,080	6,442	7,348

Total operating expenses	41,393	85,475	115,513	346,001

Operating loss	(38,147)	(116,706)	(110,984)	(439,968)

Other income (expense):
Interest expense	—	(492)	—	(24,957)
Change in fair market value of derivative liabilities	—	(2,155)	—	8,374
Gain on sale of marketable securities	—	29,724	7,054	67,841
Total other income, net	—	27,077	7,054	51,258

Net loss	$(38,147)	$(89,629)	$(103,930)	$(388,710)

Other Comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities	(102,000)	(97,271)	(1,596)	228,391

Less reclassification adjustment for gains included in net loss	—	(29,724)	(7,054)	(67,841)

Other comprehensive income (loss)	(102,000)	(126,995)	(8,650)	160,550

Comprehensive loss	$(140,147)	$(216,624)	$(112,580)	$(228,160)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding Basic and diluted	19,950,000	19,950,000	19,950,000	19,387,500

See notes to condensed financial statements.

F-2

800 COMMERCE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)
	2014	2013
Cash flows from operating activities:
Net loss	$(103,930)	$(388,710)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	297	297
Amortization of discount on convertible note	—	22,465
Amortization of deferred customer acquisition costs	—	72,917
Change in fair value of derivative liabilities	—	(8,374)
Stock based compensation	—	168,250
Gain on sale of marketable securities	(7,054)	(67,841)
Change in operating assets and liabilities:
Increase in prepaid assets	(9,570)	—
(Increase) decrease in accounts receivable	(588)	31,227
Decrease in accounts payable and accrued expenses	(6,974)	(3,462)
Net cash used in operating activities	(127,819)	(173,231)

Cash flows from investing activities:
Proceeds from sale of marketable securities	16,554	134,338
Purchase of computer equipment	—	(1,929)
Payment of patent costs	—	(1,450)
Payment of security deposits	(700)	—
Net cash provided by investing activities	15,854	130,959

Cash flows from financing activities:
Increase in amount due stockholders	125,228	70,621
Repayments of convertible note	(7,000)	(43,000)
Net cash provided by financing activities:	118,228	27,621

Net increase (decrease) in cash and cash equivalents	6,263	(14,651)
Cash and cash equivalents, beginning	3,912	40,618

Cash and cash equivalents, ending	$10,175	$25,967

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:

Reclassification of derivative liability upon repayment of convertible debt	$6,373	$—

Patent costs included in accounts payable	$—	$4,125

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

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company has shifted its focus on the acquisition of revenue providing businesses within the mobile sector which will fund the re-launch of its online portal efforts. The Company intends to maintain its 800 short code and platform, which will be used to run its medical portal and service other developments.

On September 17, 2014, the Company entered into a binding letter of intent (LOI) to acquire Battery On The Go, Inc. (“BOTG”), a Florida based, mobile lifestyle and accessory company. BOTG develops mobile battery technologies under the brand name “Xsorii”.  The LOI proposes that upon the successful closing of the acquisition, BOTG will become a wholly-owned subsidiary of 800 Commerce and 800 Commerce's Board of Directors will be expanded from two members to five members. New industry experienced management will be replacing and assuming the role of CEO, President and Executive Chairman of 800 Commerce.

While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed by the end of October, 2014. The proposed acquisition of BOTG would be conditioned on, among other things, negotiation and execution of a definitive agreement and approval of the merger by the shareholders of both companies. The LOI contemplates that approximately 21 million shares of 800 Commerce stock would be issued to the BOTG shareholders upon closing as consideration for the purchase of 100% of BOTG. In addition, the LOI contemplates that the consummation of the acquisition will be conditioned upon other customary closing conditions and the availability of a Five Million Dollar ($5,000,000) credit line as well as cash infusion of Five Hundred Thousand Dollars ($500,000) for working capital, pursuant to the terms of a proposed financing agreement.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (SEC) on April 11, 2014. Interim results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of future results for the full year. Certain amounts from the 2013 period have been reclassified to conform to the presentation used in the current period.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three and nine months ended September 30, 2014 and 2013, as the Company’s patents are still pending as of September 30, 2014.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 for each fair value hierarchy level:

September 30, 2014	Derivative Liability	Marketable Securities	Total
Level I	$—	$54,000	$54,000
Level II	$—	$—	$—
Level III	$—	$—	$—
December 31, 2013
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the nine months ended September 30, 2014 included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Sales and Accounts Receivable

For the three and nine months ended September 30, 2014, approximately 99% of the Company’s revenues for each period were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9) compared to 96% for the three and nine months ended September 30, 2013. As of September 30, 2014, the Company had $29,353 (99% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

Note 5 – Marketable Securities

The Company’s marketable securities consist solely of 600,000 and 650,000, as of September 30, 2014, and December 31, 2013, respectively, shares of Agritek common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the three and nine months ended September 30, 2014, the Company sold 0 and 50,000, respectively, shares of stock and recognized a gain of $0 and $7,054, respectively. The fair value of the Company’s holdings in Agritek’s common stock totaled $54,000 and $72,150 as of September 30, 2014 and December 31, 2013, respectively.

The following summarizes the carrying value of marketable securities as of September 30, 2014 and December 31, 2013:

	2014	2013
Historical cost	$114,000	$123,500
Unrealized gain (loss) included in accumulated other comprehensive gain (loss)	(60,000)	(51,350)
Net carrying value	$54,000	$72,150

Note 6 – Related Party Transactions

Management Fees

During the three and nine months ended September 30, 2014 the Company expensed management fees of $13,500 and $40,500, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $9,000 and $27,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Included in amounts due related parties as of September 30, 2014 is $3,000 owed to Mr. Hollander. Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. For the three and nine months ended September 30, 2013, the Company recorded $21,000 and $168,250, respectively, as stock based compensation, included in management fees. The options were granted under the 2012 Plan and have a three year term and are fully vested. Amounts due related parties on the balance sheet as of September 30, 2014 include amounts owed to Mr. Friedman of $71,794 and Mr. Canton of $66,667.

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $158,175 and $74,895 as of September 30, 2014 and December 31, 2013, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the September 30, 2014, balance sheet herein.

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

A summary of the activity of options for the nine months ended September 30, 2014 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1 and September 30, 2014	1,600,000	$0.30	$0.21

As of September 30, 2014, the remaining term of the options is .88 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of September 30, 2014 and no future expense related to these options is anticipated.

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

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

Rent expense for the three and nine months ended September 30, 2014 was $2,250 and $4,500 respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 and $22,500, respectively, for the hosting fees for the three and nine months ended September 30, 2014, and $7,500 and $22,500 for the minimum transaction fees for the three and nine months ended September 30, 2014. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500. Included in accounts payable as of September 30, 2014 is $21,500 owed to 3Ci.

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014, the Company had an accumulated deficit of approximately $1,614,205 and a working capital deficit of $265,168. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the nine months ended September 30, 2014, the Company also sold 50,000 shares of Agritek common stock it owned and has realized proceeds of approximately $16,554 from the sales.

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company has shifted its focus on the acquisition of revenue providing businesses within the mobile sector which will fund the re-launch of its online portal efforts. The Company intends to maintain its 800 short code and platform, which will be used to run its medical portal and service other developments.

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

(a) Liquidity and Capital Resources

For the nine months ended September 30, 2014, net cash used in operating activities was $127,819 compared to $173,231 for the nine months ended September 30, 2013. The Company had a net loss $103,930 for the nine months ended September 30, 2014 compared to a net loss of $388,710 for the nine months ended September 30, 2013. Negative cash flows for the nine months ended September 30, 2014, was as a result of the net loss and increases in operating assets and liabilities of $17,132 and by the gain on sale of marketable securities. The 2013 net loss was impacted by non-cash expenses of stock and option compensation expense of $168,250. The stock-based compensation expense is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Included in cost of sales for the nine months ended September 30, 2013, was the non-cash amortization of deferred equity consideration for customer acquisition costs of $72,917 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one-year term of the Assignment Agreement. Additional non-cash expenses for the nine months ended September 30, 2013 were the amortization of the initial discounts of $22,465 on the convertible note. These non-cash add-backs were partially offset by a gain recorded on the sale of marketable securities of $67,841 and the change in the fair value of derivative liabilities of $8,374.

During the nine months ended September 30, 2014, net cash provided by investing activities was $15,854 received from the sale of marketable securities less payment of security deposits of $700. Net cash provided by investing activities for the nine months ended September 30, 2013 was $130,959, as a result of $134,338 received from the sale of marketable securities less the purchase of office furniture of $1,929 and payments related to patent costs of $1,450.

During the nine months ended September 30, 2014, net cash provided by financing activities was $118,228, compared $27,621 for the nine months ended September 30, 2013. The 2014 amount was comprised of a repayment of $7,000 on the convertible note and increases of $125,228 in amounts due shareholders for services provided to the Company and expenses paid for the Company. The 2013 financing activity was comprised of repayments of $43,000 on a convertible note and an increase of $70,621 in amounts due shareholders for services provided to the Company and expenses paid for the Company.

For the nine months ended September 30, 2014, cash and cash equivalents increased by $6,263 compared to a decrease of $14,651 for the nine months ended September 30, 2013. Ending cash and cash equivalents at September 30, 2014 was $10,175 compared to $25,967 at September 30, 2013.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the nine months ended September 30, 2014, the Company sold 50,000 shares of Agritek common stock it owned and realized proceeds of approximately $16,554 from the sales.

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company has shifted its focus on the acquisition of revenue providing businesses within the mobile sector which will fund the re-launch of its online portal efforts. The Company intends to maintain its 800 short code and platform, which will be used to run its medical portal and service other developments.

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

(b) Results of Operations

Three and nine months ended September 30, 2014 vs. September 30, 2013

Revenues

The Company had revenues for the three and nine months ended September 30, 2014 of $98,904 and $289,374, respectively, compared to $90,341 and $277,572 for the three and nine months ended September 30, 2013, respectively.

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

A summary of the revenues were comprised of:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Assignment Agreement	$98,037	$88,443	$286,869	$268,251
Other Agent Agreements	867	1,898	2,505	9,321
Total	$98,904	$90,341	$289,374	$277,572

Costs of Revenues

For the three and nine months ended September 30, 2014, cost of revenues was $95,658 and $284,845, respectively compared to $121,572 and $371,539 for the three and nine months ended September 30, 2013. The expenses for the 2014 and 2013 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

The costs of revenues were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Merchant acquiring and processing services	$34,324	$29,687	$99,280	$91,841
Mobile messaging services	26,689	25,531	77,395	78,375
Customer contact and assistant services	19,645	15,437	57,170	46,906
Hosted license fees	7,500	7,500	22,500	22,500
Minimum transactions fees	7,500	12,500	22,500	20,000
Customer acquisition costs	—	10,417	—	72,917
Short code expense	—	20,500	6,000	39,000
Total	$95,658	$121,572	$284,845	$371,539

Operating Expenses

Operating expenses were $41,393 and $115,513 for the three and nine months ended September 30, 2014 compared to $85,475 and $346,001 for the three and nine months ended September 30, 2013 and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Salaries and management fees	$28,507	$68,501	$79,807	$280,217
Rent	2,250	5,550	4,500	12,937
Travel and entertainment	1,386	1,062	1,517	8,833
Transfer agent and filing fees	4,166	3,664	10,570	8,553
Professional and consulting fees	2,435	4,300	10,935	23,162
Software development and internet expenses	358	318	1,742	4,951
Other general and administrative	2,291	2,080	6,442	7,348
Total	$41,393	$85,475	$115,513	$346,001

Total operating expenses decreased by $230,488 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily due to stock compensation expense, included in management fees, of $168,250 for the nine months ended September 30, 2013. The stock based compensation in the 2013 period is comprised of the vesting of options to purchase 600,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services. The three and nine months ended September 30, 2013, also included $25,000 and $41,665, respectively, of accrued compensation for services provided at the time, to Chairman of the board of Directors. Salaries and management fees (excluding stock based compensation) increased as a result of the increase of the amount accrued for the salaries of our CEO from $34,997 for the nine months ended September 30, 2013 to $40,500 for the nine months ended September 30, 2014.

Professional and consulting fees for the three and nine months ended September 30, 2014 was $2,435 and $10,935, respectively, compared to $4,300 and $23,162 for the three and nine months ended September 30, 2013, respectively. The decrease for the nine months ended September 30, 2014 is primarily due to a decrease in legal fees of $10,000 incurred for filing the Company’s registration statement and consulting fees of $5,000 pursuant to a consultant agreement in effect through March 2013. Transfer agent and filing fees was $4,166 and $10,570 for the three and nine months ended September 30, 2014, respectively, compared to $3,664 and $8,553 for the three and nine months ended September 30, 2013, respectively. Software development and internet expense of $358 and $1,742 were also incurred for the three and nine months ended September 30, 2014, respectively, compared to $318 and $4,951 for the three and nine months ended September 30, 2013, respectively.

General and other administrative costs for the three and nine months ended September 30, 2014, were $2,291 and $6,442, respectively, compared to $2,080 and $7,348 for the three and nine months ended September 30, 2013, respectively. Expenses for the nine months ended September 30, 2014, include investor relation costs of $1,820, utility costs of $1,577 and $3,045 of other general and administrative costs.

Other Income (Expense)

Other income for the nine months ended September 30, 2014 was $7,054 compared to other income of $27,077 and $51,258 for the three and nine months ended September 30, 2013. The Company recorded a gain on sale of marketable securities of $7,054 for the current period.

Other income for the three months ended September 30, 2013 included interest expense of $492 (three months) and $24,957 (nine months), comprised of $22,465 (nine months) related to the amortization of the initial discount on convertible promissory notes and $492 (three months) and $2,492 (nine months) for the interest expense on the face value of the notes. Also included in the other expenses for the three and nine months ended September 30, 2013 was an expense of $2,155 and a credit of $8,374, respectively, for the fair value change on the derivative liability associated with convertible promissory notes. The Company also recorded gains on sale of marketable securities of $29,724 (three months) and $67,841 (nine months) for the 2013 period.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: October 29, 2014	/s/ B. Michael Friedman
800 COMMERCE, INC.	B. Michael Friedman
President and Director
(Principal Executive Officer)

