Form 10-K
period 2014-12-31
800 Commerce, Inc.
filed 2015-03-31
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184459

800 COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 249-6511
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2014, there was no established public market for the registrant’s voting and non-voting common stock and therefore, the aggregate market value of the voting and non-voting common equity held by non-affiliates is not determinable.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of March 27, 2014, was 19,950,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A, “Risk Factors” of this annual report on Form 10-K.

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

On June 20, 2012 the Board of Directors approved a stock dividend whereby the Company issued two (2) additional shares of common stock for each share of common stock outstanding. Accordingly, the Company issued 12,000,000 shares of common stock (the “Dividend Shares”) on July 5, 2012. Immediately subsequent to the issuance of the Dividend Shares, the Company had 18,000,000 shares of common stock issued and outstanding.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered 6,000,000 shares of its’ common stock owned by Agritek Holdings, Inc. (“Agritek”). Agritek distributed the 6,000,000 shares of common stock to their shareholders of record as of September 3, 2013. The shares were distributed on September 4, 2013.

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

Products and Services

Merchant Payment Processing Business

Currently, 100% of our revenues are derived as agent for electronic merchant payment processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment (the “Assignment Agreement”) to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of the Company’s common stock. Approximately 97% and 99% of the Company’s revenues were as a result of the Assignment Agreement for the years ended December 31, 2013 and 2014, respectively.

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

Our suite of e-commerce payment services include:

•	merchant processing customized solutions

•	private label gateway

•	credit card acceptance

•	private label debit card issuance

•	e-commerce processing

•	gift, payroll and loyalty cards

•	check services

•	wireless/mobile payment platforms

•	ACH

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

The Company has purchased a number of URLs for this business purpose including: www.800commerce.com, www.my800doctor.com, www.my800realtor.com, www.my800creditrepair.com, my800lawyer.com, www.my800homeloan.com, www.my800travel.com, among others. Each directory will be enhanced with the Company’s mobile platform enabling mobile devices and a SMS feature to provide two-way text message communication between the service provider and consumer.  The Company’s directory portal business model will seek to complete a transaction by providing consumers with an easy way to (i) find information to help them make informed decisions; (ii) compare offers from various companies that offer the respective product or service, and (iii) help them easily complete their transaction. Most of the services are free for consumers, with merchants paying for directory listings, premium placement and use of keywords under the MY800 SMS mobile platform.

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

ITEM 1A. RISK FACTORS

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

Risk Related to Our Corporation

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception in February 2010, we have experienced recurring losses from operations, and these losses have caused an accumulated deficit of approximately $1,649,832 as of December 31, 2014. Other than the Assignment Agreement, the Company generates only minimal revenues and the Company continues to experience operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Since inception in 2010, we have incurred cumulative losses of approximately $1,649,832 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

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

Each of our executive officers will devote a portion of his working time to at least one other publicly traded company, including Agritek, and in more than one other publicly traded company and private business activities. Without sufficient attention to our business and affairs by our management, our operations may suffer and we may be unable to achieve our potential and become profitable. Risks resulting from lack of profitability are described in preceding risk factors, and include a risk that we will not be able to maintain ongoing operations.

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

Currently, B. Michael Friedman, our President and Director, and Barry Hollander, our Chief Financial Officer, each commit between 25% and 50% of their time to our business in their capacities as officers and directors. Nevertheless, if the execution of our business plan demands more time than is currently committed by any of our officers, directors, consultants or advisors, they will be under no obligation to commit such additional time, and their failure to do so may adversely affect our ability to carry on our business and successfully execute our business plan.

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

Currently, management owns approximately 31% of the Company’s common stock, and two individuals own approximately 11% and 9% of the Company’s common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Articles of Incorporation do not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, as does management and the two other stockholders in the aggregate, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

We have assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and management concluded they are not effective. If there is a material weakness in either, there are no assurances that our financial statements will not contain errors which could require us to restate our financial statements.

The Sarbanes-Oxley Act of 2002 (SOX) requires public companies to establish disclosure controls and procedures and controls over financial reporting and to periodically assess the effectiveness of the controls and procedures. Following the effectiveness of the registration statement of which this Annual Report is part, we will be required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 and thereafter to report on a quarterly basis, in our quarterly and annual reports which we will file the SEC, our management’s conclusion regarding the effectiveness of our disclosure controls and procedures.. As of December 31, 2014, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2014, our disclosure controls and procedures are not effective.

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

Risks Related to our Business

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

We received approximately 97% and 99% of our revenue for the years ended December 31, 2013 and 2014, respectively, pursuant to an Assignment Agreement. Per the terms of the Assignment Agreement, as amended on October 1, 2012, a merchant service provider assigned thirty percent (30%) of their rights to receive residual payments from certain Assigned Customer(s), in exchange for five hundred thousand (500,000) shares of the Company’s common stock. The term of the Assignment Agreement commenced on September 1, 2012 and shall continue for a period of one (1) year after which it shall renew for successive one year terms automatically, unless terminated in accordance with the terms thereof. Either party has the right to terminate this Agreement at the end of the then current Term, upon thirty (30) days prior written notice to the other party. The merchant service provider may terminate the Agreement at any time on thirty (30) days written notice to 800 Commerce provided however, that if such termination is without default or other material cause by 800 Commerce, then the Company shall continue to receive the referral fees contemplated therein despite such termination, subject to the other provisions thereof that survive termination. If we lose this merchant service provider or they reduce the amount of business they do with us, our revenues and profitability would be adversely affected. In addition, we are subject to credit risk due to concentration of our trade accounts receivables, and the inability of the Assignor of the Assignment Agreement to meet its obligations to us would adversely affect our financial results. At December 31, 2014, accounts receivable from the Assignor amounted to 98% of accounts receivable. Although we are making efforts to reduce our dependency on the Assignment Agreement, we believe this concentration of sales to one customer will continue in the near future.

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

Risks Relating to Investment in our Shares

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

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

Rent expense for the years ended December 31, 2014 and 2013 was $6,750 and $21,087 respectively.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

(a) Market Information - Not applicable

(b) Holders.

The number of record holders of our common stock as of March 24, 2015 was approximately 55; this excludes shareholders who hold their stock in street name. The Company estimates that there are over 7,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the year ended December 31, 2014. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Equity Securities

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014).

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2014 and 2013.

The independent auditor’s reports on our financial statements for the years ended December 31, 2014 and 2013 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 11 to the audited consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditor’s have raised substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources

For the year ended December 31, 2014, net cash used in operating activities was $153,987 compared to $239,887 for the year ended December 31, 2013. The company had a net loss $139,558 for the year ended December 31, 2014 compared to a net loss of $692,050 for the year ended December 31, 2013. Negative cash flow for the year ended December 31, 2014 was a result of the net loss and a net increase in operating assets and liabilities of $8,846 and by the gain on marketable securities of $7,054. The 2013 net loss was impacted by non-cash expenses of stock and option compensation expense of $393,250. The stock-based compensation expense is comprised of the vesting of options to purchase 700,000 shares of common stock, valued at $147,000, the issuance of 900,000 shares of common stock for patent rights resulting in stock based compensation of $225,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Also included in cost of sales for the year ended December 31, 2013, was the non-cash amortization of deferred equity consideration for customer acquisition costs of $72,917 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement. Additional non-cash expenses for the year ended December, 2013 were the amortization of the initial discount of $22,465 on the convertible note. These non-cash add-backs were partially offset by a gain recorded on the sale of marketable securities of $67,840 and the change in the fair value of derivative liabilities of $8,298.

During the year ended December 31, 2014, net cash used in investing activities was $54,737, comprised of $75,541 advanced in exchange for a note receivable and payment of security deposits of $700, reduced by receipts of $16,554 from the sale of marketable securities and repayments of $4,950 on the note receivable. Net cash provided by investing activities for the year ended December 31, 2013 was $130,959 as a result of $134,388 received from the sale of marketable securities less the purchase of office furniture of $1,929 and the payments related to patent costs of $1,450.

During the year ended December 31, 2014, net cash provided by financing activities was $208,313 compared to $72,222 for the year ended December 31, 2013. The 2014 amount was comprised of a repayment of $7,000 on the convertible note and increases of $215,313 in amounts due shareholders for services provided to the Company and expenses paid for the Company. The 2013 financing activity was comprised of repayments of $43,000 on the convertible note and an increase of $115,222 in amounts due shareholders for services provided and expenses for the Company.

For the year ended December 31, 2014, cash and cash equivalents decreased by $411 compared to a decrease of $36,706 for the year ended December 31, 2013. Ending cash and cash equivalents at December 31, 2014 was $3,501 compared to $3,912 at December 31, 2013.

The Company has limited cash and cash equivalents on hand. The Company maintains its’ daily operations and capital needs through revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services, as well as from the sale of marketable securities the Company owns. During the year ended December 31, 2014, the Company sold 50,000 shares of Agritek common stock it owned and realized proceeds of approximately $16,554 from the sales.

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

(b) Results of Operations

Results of operations for the year ended December 31, 2014 vs. December 31, 2013

REVENUES

The Company had revenues for the year ended December 31, 2014 of $375,608 compared to $365,582 for the year ended December 31, 2013.

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

A summary of the revenues were comprised of:

	Year Ended December 31,
	2014	2013
Assignment Agreement	$372,261	$355,566
Other Agent Agreements	3,347	10,016
Total	$375,608	$365,582

Costs of Revenues

For the year ended December 31, 2014, cost of revenues was $367,150 compared to $464,227 for the year ended December 31, 2013. The expenses for the 2014 and 2013 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

Cost of revenues for the years ended December 31, 2014 and 2013 were comprised of the following:

	Year Ended December 31,
	2014	2013
Merchant acquiring and processing services	$127,656	$123,904
Mobile messaging services	100,344	101,650
Customer contact and assistant services	73,150	61,156
Customer acquisition costs	—	72,917
Hosted license fees	30,000	30,000
Transaction fees	30,000	27,500
License fees	—	35,100
Short code fees	6,000	12,000
Total	$367,150	$464,227

Included in cost of sales for the year ended December 31, 2013 was amortization of deferred equity consideration for customer acquisition costs of $72,917 as a result of the issuance of 500,000 shares of the Company’s common stock pursuant to the initial one year term of the Assignment Agreement.

Operating Expenses.

Operating expenses were $155,070 for the year ended December 31, 2014 compared to $644,444 for 2013 and were comprised of the following:

	Year Ended December 31,
	2014	2013
Salaries and management fees	$106,069	$162,466
Stock compensation expense, management	—	393,250
Rent	6,750	21,087
Travel and entertainment	1,787	8,983
Transfer agent and filing fees	12,735	13,274
Professional and consulting fees	14,830	28,762
Software development and internet expenses	2,908	5,394
General and other administrative	9,991	11,228
Total	$155,070	$644,444

Total operating expenses decreased by $489,374 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was primarily due to stock compensation expense of $393,250 for the year ended December 31, 2013. Stock compensation expense, management, for the year ended December 31, 2013, was comprised of the issuance of 900,000 shares of common stock for patent rights acquired from Mr. Canton, resulting in stock based compensation of $225,000, vesting of options to purchase 700,000 shares of common stock, valued at $147,000 and the amortization of $21,250 prepaid stock compensation for consulting services. Salaries and management fees for the year ended December 31, 2014 were comprised of $54,000 and $36,000 for our CEO and CFO, respectively, and $16,069 of administrative salaries.

Professional and consulting fees for the year ended December 31, 2014 was $14,830 compared to $28,762 for the year ended December 31, 2013. The decrease for the year ended December 31, 2014 is primarily due to a decrease in legal fees of $8,550 incurred in 2013 for filing the Company’s registration statement and consulting fees of $5,000 pursuant to a consultant agreement in effect through March 2013.

General and other administrative costs for the year ended December 31, 2014 were $9,991 compared to $11,228 for the year ended December 31, 2013. Expenses for the year ended December 31, 2014, include investor relation costs of $2,070, utility costs of $3,018 and $4,903 of other general and administrative costs.

Other income (Expense)

Other income for the year ended December 31, 2014 was $7,054 compared to other income of $51,039 for the year ended December 31, 2013. The 2014 period is the result of the gain on sale of marketable securities of $7,054.

Other income for the year ended December 31, 2013 included interest expense of $25,099, comprised of $22,465 related to the amortization of the initial discount on convertible promissory notes and $2,634 for the interest expense on the face value of the notes. Also included in other expenses for the year ended December 31, 2013 was $8,298 for the fair value change on the derivative liability associated with the convertible promissory notes. The Company also recorded gains on sale of marketable securities of $67,840 for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 31, 2014 and 2013, as the Company’s patents are still pending as of December 31, 2014.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 for each fair value hierarchy level:

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 for each fair value hierarchy level:

	Derivative	Marketable
December 31, 2014	Liability	Securities	Total
Level I	$—	$30,000		$30,000
Level II	$—	$—	$
Level III	$—	$—	$
December 31, 2013
Level I	$—	$72,150		$72,150
Level II	$—	$—	$
Level III	$6,373	$—		$6,373

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2014 and 2013 included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting Companies

ITEM 8.  FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the Principal Executive Officer and CFO have concluded that as of December 31, 2014 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of our assets;
•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 as described below.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held
B. Michael Friedman	50	President and Director
Barry Hollander	57	Chief Financial Officer, Secretary & Treasurer

B. Michael Friedman, President and Director. In February 2010 (inception date) Mr. Friedman founded 800 Commerce and has been the President since inception date. Since 2009, Mr. Friedman has been the Chief Executive Officer and member of the Board of Directors of Agritek. Mr. Friedman has over 20 years of investment banking experience, particularly in the areas of mergers and acquisitions, manufacturing, marketing, advertising, and licensing. Since 2008 Mr. Friedman operates in a managerial capacity, First Level Capital LLC, a mergers and acquisitions and financial consulting firm located in Los Angeles, California.  Mr. Friedman received his Bachelor of Science (BS) in Marketing and Management in 1986 from the University of Florida.

Barry S. Hollander, Chief Financial Officer, Secretary and Treasurer.  Mr. Hollander has been the Chief Financial Officer of the Registrant since inception. Since April 2011, Mr. Hollander has been the Chief Financial Officer of Agritek Holdings, Inc. (“Agritek”) formerly known as, Mediswipe, Inc. Agritek provides real estate management and health and wellness product lines for the medicinal marijuana industry. Since July 2013, Mr. Hollander has been the CFO and a Director of American Doctors Online (“ADOL”). ADOL, a public company, that owns intellectual property related to the delivery of telemedicine. Since May 2014, Mr. Hollander has been the Chief Financial Officer of Cabinet Grow, Inc. (“Cabinet Grow”). Cabinet Grow is a public company that custom assembles cabinet based horticultural systems. From February 2010 through February 2013, Mr. Hollander was the Chief Financial Officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded Company. From 2006 through January 2014, Mr. Hollander was the acting Chief Executive Officer of FastFunds Financial Corporation, a publicly traded company with limited business operations. In July 2010, Mr. Hollander formed Venture Equity, LLC (“Venture Equity”), a Florida limited liability company that offers financial and business consulting services.

Key employees

None.

Identification of family relationships

None.

Promoters and control persons

None.

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

Under the Code of Ethics, all members of the senior financial management shall:

•	Act honestly and ethically in the performance of their duties at our company,
•	Avoid actual or apparent conflicts of interest between personal and professional relationships,
•	Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,
•	Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that effect the conduct of our business and our financial reporting,
•	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated
•	Respect the confidentiality of information in the course of work, except when authorized or legally obtained to disclosure such information,
•	Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,
•	Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,
•	Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and
•	Promptly bring to the attention of the Chief Executive Officer any information concerning (a) significant deficiencies in the design or operating of internal controls which could adversely affect to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer during the fiscal years ended December 31, 2014 and 2013; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2014 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year.

Table 1. Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Restricted Stock Awards	Option Awards	All Other Compensation	Total
B. Michael Friedman	2014	$54,000	$—	$—	$—	$54,000
President	2013	$54,000	$—	$—	$—	$54,000

Barry Hollander (1)	2014	$36,000	$—	$—	$—	$36,000
Chief Financial Officer	2013	$36,000	$—	$—	$—	$36,000

Scott Climes (2)	2014	$—	$—	$—	$—	$—
Chief Executive Officer	2013	$—	$73,500	$—	$—	$73,500

(1)	In 2012, the Company’s Board of Directors set the total compensation payable to Messrs. Friedman and Hollander at $54,000 and $36,000, respectively, after considering a variety of relevant factors, including the services provided by both and the rate of compensation charged by others for the provision of similar services. The Company’s Board of Directors believes that the compensation paid to Messrs. Friedman and Hollander is fair and reasonable to the shareholders of the Company.

(2)	Effective August 1, 2012, the Company entered into an Advisory Board Agreement with Scott Climes. Pursuant to the agreement, the Company granted a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options expire on the third anniversary of the grant. The fair value for these options was estimated at $0.21 per option at the date of grant using a Black-Scholes option-pricing model. The options vested as follows; 200,000 upon the effective date and 50,000 at the end of each of the subsequent twelve months. Effective September 11, 2012, Mr. Climes was appointed the Chief Executive Officer (“CEO”) of the Company and named to the Board of Directors (resigned as CEO and as a member of the Board of directors on August 5, 2014). Of the 800,000 options granted, 450,000 vested as of December 31, 2012 and the remaining 350,000 vested during the year ended December 31, 2013. The Company has included an expense of $73,500 for the year ended December 31, 2013.

We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Option Grants

No options were granted during the year ended December 31, 2014. We have 1,600,000 outstanding warrants as of December 31, 2014.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Effective August 1, 2012, the Company entered into an Advisory Board Agreement with Dr. James Canton. Pursuant to the agreement, the Company granted a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options expire on the third anniversary of the grant. The fair value for these options was estimated at $0.21 per option at the date of grant using a Black-Scholes option-pricing model. The options vested as follows; 200,000 upon the effective date and 50,000 at the end of each of the subsequent twelve months. Effective September 11, 2012, Dr. Canton became the Chairman of the Board of Directors of the Company. Of the 800,000 options granted, 450,000 vested as of December 31, 2012 and the remaining 350,000 vested during the year ended December 31, 2013. The Company has included an expense of $73,500 for the year ended December 31, 2013. On August 12, 2012, (prior to his appointment as Chairman of the Board of the Company), Dr. Canton was issued 100,000 shares of restricted common stock in exchange for the transfer of a patent pending application that allows users to effect transactions such as purchasing goods, obtaining information, insurance or personal services using networks such as the Internet. The 100,000 shares of common stock were valued $0.25 per share, the price of the common stock sold in the Company’s private placements prior to the issuance. On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock with a grant date fair value of $225,000 to Mr. Canton, pursuant to a patent assignment agreement. Effective January 15, 2014, Mr. Canton resigned as Chairman of the Board.

Employment Agreements with Executive Officers

None.

Report on Repricing of Options

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners

(b) Security ownership of management

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of March 15, 2015 by: (i) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (ii) each director and each of the Named Executive Officers; and (iii) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner	Common Stock Number of Shares Beneficially Owned	Common Stock Percentage of Shares Beneficially Owned (1)
B. Michael Friedman (2)	5,242,871	26.3%

Barry Hollander (2)	1,054,623	5.3%

Scott Climes (2,3)	2,210,000	11.1%

Daniel Najor
14317 Salida Del Sol, San Diego, CA 92127	1,500,000	7.5%

James M. Canton (2,3)	1,913,382	9.2%

All directors and officers as a group – 2 persons	6,297,494	31.6%

(1)	Based on a total of an aggregate of 19,950,000 shares of common stock outstanding.
(2)	The address for these shareholders is 319 Clematis Street, Suite 1008, West Palm Beach, FL. 33401
(3)	Includes warrants to purchase 800,000 shares of common stock at an exercise price of $0.30 per share.

Changes in Control

There were no significant changes in control for the year ending December 31, 2014.

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

Transfer Agent

Interwest Transfer Company serves in the capacity of transfer agent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

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

Management fees

During the years ended December 31, 2014 and 2013 the Company expensed management fees of $54,000 to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 to the Company’s Chief Financial Officer, Barry Hollander. Effective May 1, 2013, the Company agreed to compensate Mr. James Canton $100,000 annually for his services as Chairman of the Board of Directors. Mr. Canton can elect to receive his compensation in cash or common stock of the Company. Accordingly, the Company has included $66,667 in management fees for the year ended December 31, 2013. Amounts due stockholders on the balance sheet as of December 31, 2014 include Mr. Friedman ($85,295) and Mr. Canton ($66,666). Mr. Canton resigned on January 15, 2014.

Amounts Due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $237,760 and $74,895 as of December 31, 2014 and December 31, 2013, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the December 31, 2014, balance sheet herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by D. Brooks and Associates CPA’s P.A. for the years ended December 31, 2014 and 2013.

	2014	2013

Audit Fees	$9,980	$13,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$9,980	$13,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Form are included on pages F-1 through F-16.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.’s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).

10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 as part of the Company’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

800 Commerce, Inc.

By:	/s/ B. Michael Friedman
B. Michael Friedman
President

Date:

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. Michael Friedman	President and Director	March 31, 2015

/s/ Barry Hollander	Chief Financial Officer	March 31, 2015

800 COMMERCE, INC.

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of 800 Commerce, Inc.

We have audited the accompanying balance sheets of 800 Commerce, Inc. as of December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. 800 Commerce, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of 800 Commerce, Inc.’s internal control over financial reporting as of December 31, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800 Commerce, Inc. as of December 31, 2014, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 31, 2015

800 COMMERCE, INC.
BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$3,501	$3,912
Accounts receivable	27,069	29,159
Prepaid expenses	2,250	—
Note receivable	70,591	—
Marketable securities	30,000	72,150
Security deposit	700	—
Total current assets	134,111	105,221

Patents Pending	$33,950	$33,950
Computer Equipment, net	1,441	2,512

Total Assets	$169,502	$141,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$68,411	$76,697
Due to stockholders	389,721	174,408
Convertible promissory note	—	7,000
Derivative liability	—	6,373
Total current liabilities	458,132	264,478

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,418,879
Accumulated comprehensive loss	(84,000)	(51,350)
Accumulated deficit	(1,649,832)	(1,510,274)
Total stockholders' deficit	(288,630)	(122,795)

Total liabilities and stockholders' deficit	$169,502	$141,683

See accompanying notes to financial statements.

800 COMMERCE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013

Fee revenue, net	$375,608	$365,582
Costs of revenue	367,150	464,227

Gross profit (loss)	8,458	(98,645)

Operating expenses:
Salaries and management fees (includes $393,250 in 2013 of stock-based compensation)	106,069	555,716
Rent	6,750	21,087
Travel and entertainment	1,787	8,983
Transfer agent and filing fees	12,735	13,274
Professional and consulting fees	14,830	28,762
Software development and internet expenses	2,908	5,394
Other general and administrative	9,991	11,228

Total operating expenses	155,070	644,444

Operating loss	(146,612)	(743,089)

Other income (expense):
Interest expense	—	(25,099)
Change in fair market value of derivative liabilities	—	8,298
Gain on sale of marketable securities	7,054	67,840

Total other income, net	7,054	51,039

Net loss	$(139,558)	$(692,050)

Other Comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	$(25,596)	$54,490

Less reclassifcation adjustment for gains included in net loss	(7,054)	(67,840)

Other comprehensive loss	(32,650)	(13,350)

Comprehensive loss	$(172,208)	$(705,400)

Net loss per share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding
Basic and diluted	19,950,000	19,529,670

See accompanying notes to financial statements.

800 COMMERCE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deferred			Total
			Additional	Customer	Accumulated		Stockholders’
	Common Stock		Paid-in	Acquisition	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Cost	Loss	Deficit	(Deficit)

Balances, January 1, 2013	19,050,000	$19,050	$1,022,450	$(72,917)	$(38,000)	$(818,224)	$112,359

Common stock issued to director for assignment of patent pending	900,000	900	224,100	—	—	—	225,000

Amortization of deferred customer acquisition costs	—	—	—	72,917	—	—	72,917

Vesting of common stock options	—	—	147,000	—	—	—	147,000

Redeemed convertible notes	—	—	25,329	—	—	—	25,329

Reclassification adjustment for gains included in net loss	—	—	—	—	(67,840)	—	(67,840)

Unrealized gain on parent common stock	—	—	—	—	54,490	—	54,490

Net loss	—	—	—	—	—	(692,050)	(692,050)

Balances, December 31, 2013	19,950,000	19,950	1,418,879	—	(51,350)	(1,510,274)	(122,795)

Reclassification of derivative liability upon repayment of convertible note	—	—	6,373	—	—	—	6,373

Reclassification adjustment for gains included in net loss	—	—	—	—	(7,054)	—	(7,054)

Unrealized loss on parent common stock	—	—	—	—	(25,596)	—	(25,596)

Net loss	—	—	—	—	—	(139,558)	(139,558)

Balances, December 31, 2014	19,950,000	$19,950	$1,425,252	$—	$(84,000)	$(1,649,832)	$(288,630)

See accompanying notes to financial statements.

800 COMMERCE, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash Flows from operating activities:
Net loss	$(139,558)	$(692,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,071	396
Amortization of discount on convertible note	—	22,465
Amortization of deferred customer acquisition costs	—	72,917
Change in fair value of derivative liabilities	—	(8,298)
Stock based compensation	—	372,000
Gain on sale of marketable securities	(7,054)	(67,840)
Change in operating assets and liabilities:
Decrease in accounts receivable	2,090	28,668
(Increase) decrease in prepaid assets	(2,250)	21,250
Decrease in security deposit	—	2,500
(Decrease) increase in accounts payable and accrued expenses	(8,286)	8,105
Net cash used in operating activities	(153,987)	(239,887)

Cash flows from investing activities:
Proceeds from sale of marketable securities	16,554	134,338
Purchase of computer equipment	—	(1,929)
Advances for notes receivable	(75,541)	—
Repayments of notes receivable	4,950
Payment of patent costs	—	(1,450)
Payment of security deposits	(700)	—
Net cash (used in) provided by investing activities	(54,737)	130,959

Cash flows from financing activities:
Advances from stockholders	215,313	115,222
Repayments of convertible note	(7,000)	(43,000)
Net cash provided by financing activities	208,313	72,222

Net decrease in cash and cash equivalents	(411)	(36,706)

Cash and cash equivalents, Beginning	3,912	40,618

Cash and cash equivalents, Ending	$3,501	$3,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$6,373	$25,329
Patent costs included in accounts payable	$—	$4,125

See accompanying notes to financial statements.

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

On September 17, 2014, the Company entered into a letter of intent (LOI) to acquire Battery On The Go, Inc. (“BOTG”), a Florida based, mobile lifestyle and accessory company. BOTG develops mobile battery technologies under the brand name “Xsorii”. The Company and BOTG were not able to satisfactorily come to mutually acceptable terms and decided to not go forward with the transaction.

During the year ended December 31, 2014, the Company advanced $75,541 to BOTG in exchange for a $75,541 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of the transaction between the Company and BOTG or on demand by the Company. As of December 31, 2014, the outstanding principal amount on the promissory note is $70,591.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 31, 2014 and 2013, as the Company’s patents are still pending as of December 31, 2014.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	2014	2013
Furniture and Equipment	$1,929	$1,929
Computer Hardware	1,188	1,188
Accumulated depreciation	(1,676)	(605)
Balance	$1,441	$2,512

Depreciation expense of $1,071 and $396 was recorded for the years ended December 31, 2014 and 2013, respectively.

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

The Company's financial instruments consist primarily of marketable securities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with level 3 inputs. See Note 7.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 for each fair value hierarchy level:

December 31, 2014	Derivative Liability	Marketable Securities	Total
Level I	$—	$30,000	$30,000
Level II	$—	$—	$—
Level III	$—	$—	$—
December 31, 2013
Level I	$—	$72,150	$72,150
Level II	$—	$—	$—
Level III	$6,373	$—	$6,373

The carrying amount of the Company’s accounts payable and accrued expenses, due to stockholders and convertible debt approximate fair value to their short term.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2014 and 2013 included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Sales and Accounts Receivable

For the year ended December 31, 2014, approximately 99% of the Company’s revenues were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 10) compared to 97% for the year ended December 31, 2013. As of December 31, 2014, the Company had $26,588 (98% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

Note 5 – Note Receivable

During the year ended December 31, 2014, the Company advanced $75,541 to BOTG in exchange for a $75,541 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of the transaction between the Company and BOTG or on demand by the Company. As of December 31, 2014, the outstanding principal amount on the promissory note is $70,591.

Note 6 – Marketable Securities

The Company’s marketable securities consist solely of 600,000 and 650,000, as of December 31, 2014, and December 31, 2013, respectively, shares of Agritek common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. During the year ended December 31, 2014, the Company sold 50,000 shares of stock and recognized a gain of $7,054. The fair value of the Company’s holdings in Agritek’s common stock totaled $30,000 and $72,150 as of December 31, 2014 and December 31, 2013, respectively.

The following summarizes the carrying value of marketable securities as of December 31, 2014 and 2013:

	2014	2013
Historical cost	$114,000	$123,500
Unrealized loss included in accumulated other comprehensive gain (loss)	(84,000)	(51,350)
Net carrying value	$30,000	$72,150

Note 7 – Related Party Transactions

Management Fees

During the years ended December 31, 2014 and 2013 the Company expensed management fees of $54,000 to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 to the Company’s Chief Financial Officer, Barry Hollander. Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. For the year ended December 31, 2013, the Company recorded $168,250 as stock based compensation, included in management fees. The options were granted under the 2012 Plan and have a three year term and are fully vested. Amounts due to stockholders on the balance sheet as of December 31, 2014 include amounts owed to Mr. Friedman of $85,295 and Mr. Canton of $66,666.

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $237,760 and $74,895 as of December 31, 2014 and December 31, 2013, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the December 31, 2014, balance sheet herein.

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

At December 31, 2012, the Company revalued the embedded derivative liability. For the period from issuance to December 31, 2012, the Company decreased the derivative liability of $51,282 by $11,282 resulting in a derivative liability of $40,000 at December 31, 2012. On the dates of repayment of $43,000 in 2013 of principal, the Company reclassed the fair value of related conversion feature, $25,329, to additional paid in capital. On the date of repayment of $7,000 of principal, the Company reclassed the fair value of the related conversion feature, $6,373, to additional paid in capital.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

Fair Value	Term	Assumed Conversion Price	Volatility Percentage	Risk-free Interest Rate
$6,373	1 month	$0.1633	171%	0.02%

Note 8 – Stockholders’ Deficit

Common Stock

On June 20, 2013, the Company authorized the issuance of 900,000 shares of common stock pursuant to a patent assignment agreement. The patent was assigned to the Company by James Canton, the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). The Company recorded the excess of the fair value of the shares over the director’s historical cost basis as compensation expense equal to $225,000, included in management fees.

As of December 31, 2014 and December 31, 2013 there were 19,950,000 par value $0.001, shares of common stock outstanding.

Stock Options

Effective August 1, 2012 the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) whereby the Company has reserved five million shares of common stock to be available for grants pursuant to the 2012 Plan.

Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term. Mr. Climes was a member of the board of directors of the Company (resigned August 5. 2014) and Dr. Canton was the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014). All of the options granted are fully vested.

A summary of the activity of options for the year ended December 31, 2014 is as follows:

	Options	Weighted-Average exercise price	Weighted- Average grant date fair value
Balance January 1 and December 31, 2014	1,600,000	$0.30	$0.21

During the year ended December 31, 2013 a total of 700,000 of the options vested and the Company recognized $147,000 of stock based compensation.

As of December 31, 2014, the remaining term of the options is .67 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of December 31, 2014 and no future expense related to these options is anticipated.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2014 and December 31, 2013.

Income tax expense for 2014 and 2013 is as follows:

	2014	2013

Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(47,429)	(93,934)
State	(5,064)	(10,029)
Change in Valuation allowance	52,493	103,963
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2014 and 2013:

	2014	2013

Deferred Tax Assets:
Net operating losses	$277,062	$224,569
Stock compensation	115,449	115,449
Net deferred tax assets	392,511	340,018
Valuation allowance	(228,166)	(175,673)
	$164,345	$164,345

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Statutory federal income tax rate	34%	34%
State taxes, net of federal income tax	3.63%	3.63%
Effect of change in valuation allowance	(23.60%)	(23.60%)
Non-deductible expenses	(14.03%)	(14.03%)
	0%	0%

As of December 31, 2014, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

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

Rent expense for the years ended December 31, 2014 and 2013 was $6,750 and $21,087 respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $30,000 for the hosting fees for the years ended December 31, 2014 and 2013 and $30,000 and $27,500 for the minimum transaction fees for the years ended December 31, 2014 and 2013, respectively. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500. Included in accounts payable as of December 31, 2014 is $21,500 owed to 3Ci.

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, the Company had an accumulated deficit of approximately $1,649,832 and a working capital deficit of $324,021. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company generates revenue from our marketing of credit processing services by way of fees we receive from merchant payment processing service providers on whose behalf we broker their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to us of a portion of its fee income under one of its service contracts in exchange for our issuance of 500,000 shares of our common shares. During the year ended December 31, 2014, the Company also sold 50,000 shares of Agritek common stock it owned and has realized proceeds of $16,554 from the sales.

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

