Form 10-Q
period 2015-03-31
800 Commerce, Inc.
filed 2015-05-15
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

800 COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008
West Palm Beach, FL 33401	33401
(Address of principal executive offices)	(Zip Code)

561-249-6511
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑  .

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of May 15, 2015 was 19,950,000 shares.

Index to Condensed Financial Statements

		Page
Part I Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014	1

	Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited)	2

	Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	3

	Notes to Condensed Financial Statements	4-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosure	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	19

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this quarterly report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

800 COMMERCE, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,714	$3,501
Accounts receivable	56,865	27,069
Prepaid expenses	750	2,250
Notes receivable	70,820	70,591
Marketable securities	13,440	30,000
Security deposit	700	700
Total current assets	145,289	134,111

Patents Pending	$33,950	$33,950
Property and equipment, net	1,246	1,441

Total assets	$180,485	$169,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$102,951	$68,411
Due to stockholders	440,030	389,721
Total current liabilities	542,981	458,132

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,425,252
Accumulated comprehensive loss	(100,560)	(84,000)
Accumulated deficit	(1,707,138)	(1,649,832)
Total stockholders' deficit	(362,496)	(288,630)

Total liabilities and stockholders' deficit	$180,485	$169,502

See notes to unaudited condensed financial statements.

800 COMMERCE, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2015	2014

Fee revenue, net	$84,333	$90,448
Costs of revenue	80,633	89,607

Gross profit	3,700	841

Operating expenses:
Salaries and management fees	37,656	22,500
Rent	2,250	—
Transfer agent and filing fees	2,055	2,970
Professional and consulting fees	8,276	3,150
Software development and internet expenses	2,580	873
Other general and administrative	8,189	847

Total operating expenses	61,006	30,340

Operating loss	(57,306)	(29,499)

Other income
Gain on sale of marketable securities	—	7,054

Total other income, net	—	7,054

Net loss	$(57,306)	$(22,445)

Other Comprehensive gain, net of tax:
Unrealized (loss) gain on marketable securities	$(16,560)	$207,804

Less reclassification adjustment for gains included in net loss	—	(7,054)

Other comprehensive (loss) income	(16,560)	200,750

Comprehensive (loss) income	$(73,866)	$178,305

Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	19,950,000	19,950,000

See notes to unaudited condensed financial statements.

800 COMMERCE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(57,306)	$(22,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	99
Gain on sale of marketable securities	—	(7,054)
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets	1,500	(1,500)
Increase in note receivable	(227)	—
Increase in accounts receivable	(29,796)	(1,447)
Increase in security deposit	—	(700)
Increase in accounts payable and accrued expenses	34,538	7,826
Net cash used in operating activities	(51,096)	(25,221)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	16,554
Net cash provided by investing activities	—	16,554

Cash flows from financing activities:
Increase in amount due shareholders	50,309	21,150
Repayments of convertible note	—	(7,000)
Net cash provided by financing activities:	50,309	14,150

Net (decrease) increase in cash and cash equivalents	(787)	5,483

Cash and cash equivalents, Beginning	3,501	3,912

Cash and cash equivalents, Ending	$2,714	$9,395

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$—	$6,373

See notes to unaudited condensed financial statements.

800 COMMERCE, INC.

Notes to Condensed Financial Statements

March 31, 2015

(Unaudited)

Note 1 - Organization

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 as amended (the “Securities Act”) for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Advertising

The Company records advertising costs as incurred. For the three months ended March 31, 2015 advertising expense was $3,500.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three months ended March 31, 2015 and 2014, as the Company’s patents are still pending as of March 31, 2015.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Furniture and Equipment	$1,929	$1,929
Computer Hardware	1,188	1,188
Accumulated depreciation	(1,871)	(1,676)
Balance	$1,246	$1,441

Depreciation expense of $195 and $99 was recorded for the three months ended March 31, 2015 and 2014, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which commissions are earned.

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

The Company's financial instruments consist primarily of marketable securities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of March 31, 2015 and December 31, 2014, the Company’s marketable securities were $13,440 and $30,000, respectively.

The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the three months ended March 31, 2015 and 2014, included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Sales and Accounts Receivable

For the three months ended March 31, 2015 and 2014, approximately 99% of the Company’s revenues for each period were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9). As of March 31, 2015, the Company had $56,267 (99% of accounts receivable) in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

Note 5 – Note Receivable

During the year ended December 31, 2014, the Company advanced $75,770 to a third party in exchange for a $75,770 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of a transaction between the Company and the third party or on demand by the Company. As of December 31, 2014 and March 31, 2015, the outstanding principal amount on the promissory note was $70,591 and $70,820, respectively.

Note 6 – Marketable Securities

The Company’s marketable securities consist solely of 600,000, as of March 31, 2015 and December 31, 2014 of shares of Agritek Holdings, Inc.’s (“Agritek”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company’s holdings in Agritek’s common stock totaled $13,440 and $30,000 as of March 31, 2015, and December 31, 2014, respectively.

The following summarizes the carrying value of marketable securities as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Historical cost	$114,000	$114,000
Unrealized loss included in accumulated other comprehensive loss	(100,560)	$(84,000)
Net carrying value	$13,440	$30,000

Note 7 – Related Party Transactions

Management Fees

Effective January 1, 2015, the Company has agreed to annual compensation of $78,000 for its President and $60,000 for the CFO. During the three months ended March 31, 2015 and 2014 the Company expensed management fees of $19,500 and $13,500, respectively to or on behalf of the Company’s President, B. Michael Friedman, and $15,000 and $9,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Amounts due stockholders on the balance sheet as of March 31, 2015, and December 31, 2014 include Mr. Friedman $104,795 (2015) and $85,295 (2014), Mr. Hollander $500 (2015) and Mr. Canton $66,667 (2015 and 2014).

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their stockholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $268,069 and $237,760 as of March 31, 2015 and December 31, 2014, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the March 31, 2015, balance sheet herein.

Note 8 – Stockholders’ Deficit

Common Stock

As of Mach 31, 2015 and December 31, 2014 there were 19,950,000 par value $0.001, shares of common stock outstanding.

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

A summary of the activity of options for the three months ended March 31, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1 and March 31, 2015	1,600,000	$0.30	$0.21

As of March 31, 2015, the remaining term of the options is .42 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of March 31, 2015 and no future expense related to these options is anticipated.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2015 and December 31, 2014.

As of March 31, 2015, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 10 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

Rent expense for the three months ended March 31, 2015 and 2014 was $2,250 and $0, respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. Accordingly the Company has recorded, as part of cost of sales, $7,500 for the hosting fees for the three months ended March 31, 2015 and 2014 and $7,500 for the minimum transaction fees for the three months ended March 31, 2015 and 2014. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days.

During the year ended December 31, 2014, the Company began utilizing Trumpia’s business to consumer mobile marketing platform that integrates SMS and application technologies (apps). Trumpia’s platform integrates marketing automation, SMS marketing, mobile apps, mobile coupons and other customer engagement tools. Trumpia software hones messaging by filtering contacts based on criteria like personal interests, location and purchasing and click-through choices. The Company pays $2,100 annually for the platform. Since 2006, Trumpia has developed mobile messaging and cross channel marketing automation technologies for industry-leading franchises and brands, including McDonald’s, GE, Intercontinental Hotels and Capital One. Trumpia has placed in the top 10% on Inc. 5000’s “List of Fastest Growing Companies” in 2012.

Note 11 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015, the Company had an accumulated deficit of approximately $1,707,138 and a working capital deficit of $397,692. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

The Company had revenues for the three months ended March 31, 2015 of $84,333 compared to $90,448 for the three months ended March 31, 2014.

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

A summary of the revenues were comprised of:

	Three Months Ended March 31,
	2015	2014
Assignment Agreement	$83,326	$89,389
Other Agent Agreements	1,007	1,059
Total	$84,333	$90,448

Costs of Revenues

For the three months ended March 31, 2015, cost of revenues was $80,633 compared to $89,607 for the three months ended March 31, 2014. The expenses for the 2015 and 2014 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

Cost of revenues for the three months ended March 31, 2015 and 2014 were comprised of the following:

	Three Months Ended March 31,
	2015	2014
Merchant acquiring and processing services	$36,338	$30,519
Mobile messaging services	16,981	23,988
Customer contact and assistant services	12,314	17,100
Hosted license fees	7,500	7,500
Transaction fees	7,500	7,500
Short code fees	—	3,000
Total	$80,633	$89,607

Operating Expenses

Operating expenses were $61,006 for the three months ended March 31, 2015 compared to $30,340 for the three months ended March 31, 2014 and were comprised of the following:

	Three Months Ended March 31,
	2015	2014
Salaries and management fees	$37,656	$22,500
Rent	2,250	—
Transfer agent and filing fees	2,055	2,970
Professional and consulting fees	8,276	3,150
Internet expenses	2,580	873
General and other administrative	8,189	847
Total	$61,006	$30,340

Total operating expenses increased by $30,666 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Salaries and management fees for the three months ended March 31, 2015 were comprised of $19,500 and $15,000 for our President and CFO, respectively, and $3,156 of administrative salaries. Salaries and management fees for the three months ended March 31, 2014 were comprised of $13,500 and $9,000 for our President and CFO, respectively.

Rent expense for the three months ended March 31, 2015, was $2,250 pursuant to a rent sharing agreement the Company entered into on April 1, 2014, wherein the Company agreed to pay $750 per month for use of 1,300 square feet with a company controlled by the Company’s CFO.

Professional and consulting fees increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The 2015 amount is comprised of accounting fees of $7,158 and $1,118 in legal fees.

General and other administrative costs for the three months ended March 31, 2015 were $8,189 compared to $847 for the three months ended March 31, 2014. Expenses for the three months ended March 31, 2015 include investor relation costs of $1,747, utility costs of $2,473, advertising costs of $3,500 and $469 of other general and administrative costs.

Other income (expense)

Other income for the three months ended March 31, 2015 was $0 compared to other income of $7,054 for the three months ended March 31, 2014. The 2014 period is the result of the gain on sale of marketable securities of $7,054.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2015, we had cash and cash equivalents of $2,714, a decrease of $787, from $3,501 as of December 31, 2014. At March 31, 2015, we had current liabilities of $542,981 compared to current assets of $145,289 which resulted in working capital deficit of $397,692. The current liabilities are comprised of accounts payable, accrued expenses, and due to stockholder.

Operating Actvities

For the three months ended March 31, 2015, net cash used in operating activities was $51,096 compared to $25,221 for the three months ended March 31, 2014. The company had a net loss $57,306 for the three months ended March 31, 2015 compared to a net loss of $25,221 for the three months ended March 31, 2014. Negative cash flow for the three months ended March 31, 2015 was a result of the net loss and a net increase in operating assets and liabilities of $6,242. The net loss for the three months ended March 31, 2014 was impacted by the gain on sale of marketable securities and the changes in operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2015, net cash provided by investing activities was $0 compared to $16,554 for the three months ended March 31, 2014. The 2014 period was a result of $16,554 received from the sale of marketable securities.

Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities was $50,309 compared to $14,150 for the three months ended March 31, 2014. The 2015 amount is a result of increases $50,309 in amount due stockholders for services provided to the Company and expenses paid for the Company. The 2014 amount was comprised of a repayment of the remaining $7,000 on a convertible note and increases of $5,483 in amounts due stockholders for services provided to the Company and expenses paid for the Company.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is attempting to produce sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to produce sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three months ended March 31, 2015 are not necessarily indicative of future results for the full year.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 as amended (the “Securities Act”) for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which commissions are earned.

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

The Company's financial instruments consist primarily of marketable securities. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of March 31, 2015 and December 31, 2014, the Company’s marketable securities were $13,440 and $30,000, respectively.

The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the three months ended March 31, 2015 and 2014, included options to purchase 1,600,000 shares of common stock, which were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not a party to any material litigation, nor, to the knowledge of management, is any litigation threatened against us that may materially affect us.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.’s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).

10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 as part of the Company’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this quarterly report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

800 COMMERCE, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

President (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)

