Form 10-Q
period 2015-06-30
800 Commerce, Inc.
filed 2015-08-14
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

800 COMMERCE, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 1008, West Palm Beach, FL 33401 (Address of principal executive office)

(561) 249-6511
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of August 14, 2015 was 19,950,000 shares.

800 COMMERCE, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

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

800 COMMERCE, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,155	$3,501
Accounts receivable	1,127	27,069
Prepaid expenses	750	2,250
Note receivable	—	70,591
Deferred financing costs	2,167	—
Marketable securities	4,200	30,000
Security deposit	700	700
Total current assets	10,099	134,111

Patents Pending	$33,950	$33,950
Property and equipment, net	1,061	1,441

Total assets	$45,110	$169,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$44,771	$68,411
Due to stockholders	447,030	389,721
Convertible note payable, net of discounts of $37,750	7,750	—
Derivative liabilities	57,651	—
Total current liabilities	557,202	458,132

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 19,950,000 shares issued and outstanding	19,950	19,950
Additional paid-in capital	1,425,252	1,425,252
Accumulated comprehensive loss	(109,800)	(84,000)
Accumulated deficit	(1,847,494)	(1,649,832)
Total stockholders' deficit	(512,092)	(288,630)

Total liabilities and stockholders' deficit	$45,110	$169,502

See accompanying notes to unaudited condensed financial statements.

800 COMMERCE, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fee revenue, net	$22,305	$100,022	$106,638	$190,470
Costs of revenue	19,702	99,580	100,334	189,187

Gross profit	2,603	442	6,304	1,283

Operating expenses:
Salaries and management fees	33,500	28,800	71,156	51,300
Bad debt expense	70,820	—	70,820	—
Rent	2,250	2,250	4,500	2,250
Transfer agent and filing fees	2,033	4,754	4,088	6,404
Professional and consulting fees	2,750	5,350	11,026	8,500
Software development and internet expenses	962	511	3,542	1,384
Other general and administrative	6,965	2,115	15,153	4,282

Total operating expenses	119,280	43,780	180,285	74,120

Operating loss	(116,677)	(43,338)	(173,981)	(72,837)

Other income (expense):
Interest expense	(6,030)	—	(6,030)	—
Derivative liability expense	(17,651)	—	(17,651)	—
Gain on sale of marketable securities	—	—	—	7,054
Total other income (expense), net	(23,681)	0	(23,681)	7,054

Net loss	$(140,358)	$(43,338)	$(197,662)	$(65,783)

Other Comprehensive gain, net of tax:
Unrealized gain (loss) on marketable securities	(9,240)	(107,400)	(25,800)	100,404

Less reclassifcation adjustment for gains included in net loss	—	—	—	(7,054)

Other comprehensive income (loss)	(9,240)	(107,400)	(25,800)	93,350

Comprehensive income (loss)	$(149,598)	$(150,738)	$(223,462)	$27,567

Net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
Basic and diluted	19,950,000	19,950,000	19,950,000	19,950,000

See accompanying notes to unaudited condensed financial statements.

800 COMMERCE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(197,662)	$(65,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	380	198
Amortization of deferred financing costs and original issue discount	583	—
Amortization of note discount	5,000	—
Initial expense for fair value of derivative liabilities	21,172	—
Bad debt expense	70,820	—
Change in fair value of derivative liabilities	(3,521)	—
Gain on sale of marketable securities	—	(7,054)
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets	1,500	(750)
Increase in note receivable	(229)	—
Decrease (increase) in accounts receivable	25,942	(43,624)
(Decrease) increase in accounts payable and accrued expenses	(23,640)	39,871
Net cash used in operating activities	(99,655)	(77,142)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	16,554
Payment of security deposits	—	(700)
Net cash provided by investing activities	—	15,854

Cash flows from financing activities:
Proceeds from issuance of convertible debt	40,000	—
Repayments of convertible note	—	(7,000)
Increase in due to stockholders	57,309	70,148
Net cash provided by financing activities:	97,309	63,148

Net (decrease) increase in cash and cash equivalents	(2,346)	1,860

Cash and cash equivalents, Beginning	3,501	3,912

Cash and cash equivalents, Ending	$1,155	$5,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Relassification of derivative liability upon repayment of convertible debt	$—	$6,373

See accompanying notes to unaudited condensed financial statements.

800 COMMERCE, INC.

Notes to Condensed Financial Statements

June 30, 2015

(Unaudited)

Note 1 - Organization

800 Commerce, Inc. (the “Company” or “800 Commerce”) was formed in the State of Florida on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. The Company commenced revenue producing activities based on the marketing of credit processing services in March 2010. The Company generates revenue from the marketing of credit processing services by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of our common stock. On June 29, 2015, the Company received notice that Payventures, LLC (“PV”) would like to review the Assignment Agreement (“PAA”) with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Accordingly, there would not be amounts due PV for license or transaction fees since April 30, 2015.

In addition to marketing credit card processing services, the Company also has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company intends to maintain its 800 short code and platform, which will be used to run its medical portal and service other developments. The Company has not yet generated any revenues from its directories.

On June 26, 2015, the Company entered into a binding Letter of Intent (“LOI”) to acquire Gane Touch, LLC (“Game Touch”), a Florida Corporation that provides high quality consultation and deployment of gaming devices. The LOI proposes that upon the successful closing of the acquisition, Game Touch will become a wholly-owned subsidiary of 800 Commerce and 800 Commerce's Board of Directors will be expanded from two members to five members.

While the specific terms of the acquisition will be announced upon the execution of a definitive agreement, the acquisition is expected to be completed by the end of September, 2015. The proposed acquisition of Game Touch would be conditioned on, among other things, negotiation and execution of a definitive agreement and approval of the merger by the shareholders of both companies. The LOI contemplates that 45% of the post transaction of outstanding shares of 800 Commerce stock would be issued to the Game Touch shareholders upon closing as consideration for the purchase of 100% of Game Touch.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Notes Receivable

The Company records notes receivable from amounts due from a third party upon loans made. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2015, based on the above criteria, the Company has an allowance for note receivables of $70,820.

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

The costs related to the issuance of debt are capitalized and amortized to interest expense using the straight-line method through the maturities of the related debt.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Furniture and Equipment	$1,929	$1,929
Computer Hardware	1,188	1,188
Accumulated depreciation	(2,056)	(1,676)
Balance	$1,061	$1,441

Depreciation expense of $185 and $380 was recorded for the three and six months ended June 31, 2015, respectively, compared to $99 and $198 for the three and six months ended June 30, 2014, respectively.

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the three and six months ended June 30, 2015 and 2014, as the Company’s patents are still pending as of June 30, 2015.

Advertising

The Company records advertising costs as incurred. For the three and six months ended June 30, 2015, advertising expense were $-0- and $3,500, respectively, compared to $-0- for the three and six months ended June 30, 2014.

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

The Company's financial instruments consist primarily of cash, accounts receivable, marketable securities, accounts payable and accrued expenses, due to stockholders and convertible debt. The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of June 30, 2015 and December 31, 2014, the Company’s marketable securities were $4,200 and $30,000, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the six months ended June, 2015 included options to purchase 1,600,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 4,807,787 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Sales and Accounts Receivable

For the three and six months ended June 30, 2015, approximately 92% and 97%, respectively, of the Company’s revenues were received from one merchant service provider, pursuant to an Assignment Agreement (see Note 9), compared to 99% for the three and six months ended June 30, 2014. As of June 30, 2015, the Company had $-0- in accounts receivable from the same merchant service provider. The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

On June 29, 2015, the Company received notice from the merchant provider that they would like to review the Assignment Agreement with the Company and until such review, they have suspended making payments to the Company. The last month that the Company has recorded and received payments under the Assignment Agreement was April 2015. Accordingly, there would be no amounts due for license or transaction fees since April 30, 2015.

Note 5 – Note Receivable

During the year ended December 31, 2014, the Company advanced $75,770 to a third party in exchange for a $75,770 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of a transaction between the Company and the third party or on demand by the Company. As of December 31, 2014 the outstanding principal amount on the promissory note was $70,820. Based on events and changes in circumstances occurring during the six months ended June 30, 2015, the Company recorded a reserve against the note and recorded bad debt expense of $70,820.

Note 6 – Marketable Securities

The Company’s marketable securities consist solely of 600,000, as of June 30, 2015 and December 31, 2014 of shares of Agritek Holdings, Inc.’s (“Agritek”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company’s holdings in Agritek’s common stock totaled $4,200 and $30,000 as of June 30, 2015, and December 31, 2014, respectively.

The following summarizes the carrying value of marketable securities as of June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Historical cost	$114,000	$114,000
Unrealized loss included in accumulated other comprehensive loss	(109,800)	(84,000)
Net carrying value	$4,200	$30,000

Note 7 – Convertible Notes Payable

On May 4, 2015, the Company issued a Convertible Promissory Note for $21,500 to LG Capital Funding, LLC (the “LG Note”). The Company received net proceeds of $20,000 after debt issuance costs of $1,500 paid for lender legal fees. The LG Note carries a per annum interest rate of 8%, matures May 1, 2016 and converts at a 46% discount to the market price defined in the LG Note as the lowest closing price (as defined in the note agreement) per share of the Company’s common stock for the twenty trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the LG Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the LG Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 11,000,000 shares of common stock for potential conversions.

On May 26, 2015, the Company issued a Convertible Promissory Note for $24,000 to Crown Bridge Partners, LLC (the “CB Note”). The Company received net proceeds of $20,000 on June 1, 2015, after debt issuance costs of $1,000 paid for lender legal fees and an Original Issuance Discount (“OID”) of $3,000. The CB Note carries a per annum interest rate of 8%, matures May 26, 2016 and converts at a 47% discount to the market price defined in the CB Note as the average of the two lowest trading prices (as defined in the note agreement) per share of the Company’s common stock for the fifteen trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the CB Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CB Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 10,400,000 shares of common stock for potential conversions.

The LG Note and the CB note together are referred to as the 2015 Convertible Notes.

The debt issuance costs of $2,500 in the aggregate and the OID costs of $3,000 included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $583 has been expensed in interest expense for the three and six months ended June 30, 2015. As of June 30, 2015, $45,500 of principal and accrued interest of $447 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $7,750, net of a remaining note discount of $37,750.

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $40,000, an initial derivative liability expense of $21,172 and an initial derivative liability of $61,172.

As of June 30, 2015, the Company revalued the embedded conversion feature of the 2015 Convertible Notes. The fair value of the 2015 Convertible Notes was calculated at June 30, 2015 based on the average historical effective discounts to market over periods consistent with the terms of the related debt.

A summary of the derivative liability balance as of June 30, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	61,172
Fair Value Change	(3,521)
Ending Balance	$57,651

Note 8 – Related Party Transactions

Management Fees

Effective January 1, 2015, the Company has agreed to annual compensation of $78,000 for its President and $60,000 for the Chief Financial Officer (“CFO”).

For the three and six months ended June 30, 2015 and 2014, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the condensed statements of operations, included herein:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
President	$19,500	$13,500	$39,000	$27,000
CFO	14,000	9,000	30,500	18,000
Total	$33,500	$22,500	$69,500	$45,000

As of June 30, 2015 and December 31, 2014, the Company owed its’ officer and former Chairman the following amounts, included in amounts due stockholders on the Company’s condensed balance sheet:

	June 30,	December 31,
	2015	2014
President	$108,295	$85,295
Former Chairman	66,666	66,666
Total	$174,961	$151,961

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their stockholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $272,069 and $237,760 as of June 30, 2015 and December 31, 2014, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the June 30, 2015, balance sheet herein.

Note 9 – Stockholders’ Deficit

Common Stock

As of June 30, 2015 and December 31, 2014, there were 19,950,000 par value $0.001, shares of common stock outstanding.

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

A summary of the activity of options for the six months ended June 30, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1 and June 30, 2015	1,600,000	$0.30	$0.21

As of June 30, 2015, the remaining term of the options is .17 years, and 3,400,000 options are available for future grants under the 2012 Plan. All options are fully vested as of June 30, 2015 and no future expense related to these options is anticipated.

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2015 and December 31, 2014.

As of June 30, 2015, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 11 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

Rent expense for the three and six months ended June 30, 2015, was $2,250 and $4,500, respectively, compared to $2,250 for the three and six months ended June 30, 2014, respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days. On June 29, 2015, the Company received notice that PV would like to review the above agreements with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Accordingly the Company has recorded, as part of cost of sales, the following amounts for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Hosted licensing fee	$2,500	$7,500	$10,000	$15,000
Transaction fees	2,500	7,500	10,000	15,000
Total	$5,000	$15,000	$20,000	$30,000

On August 7, 2012, the Company entered into a Client Agreement with 3Cinteractive, LLC. (“3Ci”). 3Ci will make available to the Company their “Switchblade Platform”. The Switchblade Platform enables users to send and receive SMS messages directly to and from US Mobile Operator subscribers. The service includes, web-based, API and file based interfaces to facilitate interactions between the Company and the Company’s clients. The platform provides full service SMS services including but not limited to the ability to create and manage interactive workflows, keyboard campaigns, text –to-screen, immediate or schedules broadcasts, post notification services, dynamic group management, external API access, mobile configuration and reporting. Pursuant to the agreement, the Company incurred a $2,500 set-up fee, and will be charged monthly, beginning one month from the billing activation date. The initial three months were $1,500, $2,000 and $2,500 respectively, and beginning in the fourth month from billing activation, the Company will incur a monthly fee of $3,000 as well $1,100 for our vanity short code (800 Commerce). The Company has received a letter of default from 3Ci regarding past amounts due of $18,500. Included in accounts payable as of June 30, 2015 is $21,500 owed to 3Ci.

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

Note 10 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015, the Company had an accumulated deficit of approximately $1,847,494 and a working capital deficit of $547,103. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

The Company has developed on-line portals and mobile applications offering directories of professional service providers. The Company has completed its’ initial on-line portal and mobile application dedicated to a directory of medical doctors, however the Company has not commenced revenue producing operations by way of the medical directory. The Company intends to maintain its 800 short code and platform, which will be used to run its medical portal and service other developments, however, the Company has not yet generated any revenues from its directories.

There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company may seek additional working capital through the issuance of convertible notes payable, however, there can be no assurance that funds will be available to the Company when needed.

In addition to the LOI with Game Touch, the Company evaluates, on an ongoing basis, potential business acquisition/restructuring opportunities that become available from time to time, which management considers in relation to its corporate plans and strategies.

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

Results of Operations

For the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

Revenues

Revenues for the three and six months ended June 30, 2015 were $22,305 and $106,638, respectively, compared to $100,022 and $190,496 for the three and six months ended June 30, 2014, respectively, and were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Assignment Agreement	$20,600	$99,443	$103,926	$188,832
Other Agent Agreements	1,705	579	2,712	1,638
Total	$22,305	$100,022	$106,638	$190,470

Predominately, all of the revenue is a result of the Assignment Agreement. On June 29, 2015, the Company received notice that PV would like to review the above agreements with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Other revenues are from an Agent Referral Agreement from marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the residual for the previous month's activity, on or about the 25th day of the next month.

Costs of Revenues

For the three and six months ended June 30, 2015, cost of revenues was $19,702 and $100,334, respectively, compared to $99,580 and $189,187 for the three and six months ended June 30, 2014, respectively. The expenses for the 2015 and 2014 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. As a result of the Company not receiving revenues since April 2015, the Company only incurred the below corresponding costs for April for the three months ended June 30, 2015 and through April for the six months ended June 30, 2015. Cost of revenues were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Merchant acquiring and processing services	$5,938	$34,437	$42,275	$64,956
Mobile messaging services	4,821	26,718	21,803	50,706
Customer contact and assistant services	3,943	20,425	16,256	37,525
Hosted license fees	2,500	7,500	10,000	15,000
Transaction fees	2,500	7,500	10,000	15,000
Short code fees	—	3,000	—	6,000
Total	$19,702	$99,580	$100,334	$189,187

Operating Expenses

Operating expenses were $119,280 and $180,285, respectively, for the three and six months ended June 30, 2015 compared to $43,780 and $74,120, respectively, for the three and six months ended June 30, 2014 and were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Salaries and management fees	$33,500	$28,800	$71,156	$51,300
Reserve for bad debt expense	70,820	—	70,820	—
Rent	2,250	2,250	4,500	2,250
Transfer agent and filing fees	2,033	3,434	4,088	6,404
Professional and consulting fees	2,750	5,350	11,026	8,500
Internet expense	962	511	3,542	1,384
General and other administrative	6,965	3,435	15,153	4,282
Total	$119,280	$43,780	$180,285	$74,120

Salaries and management fees are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
President	$19,500	$13,500	$39,000	$27,000
CFO	14,000	9,000	30,500	18,000
Salary, other	—	6,300	1,656	6,300
	$33,500	$28,800	$71,156	$51,300

Rent expense for the three and six months ended June 30, 2015, was $2,250 and $4,500, respectively, compared to $2,250 for the three and six months ended June 30, 2014 pursuant to a rent sharing agreement the Company entered into on April 1, 2014, wherein the Company agreed to pay $750 per month for use of 1,300 square feet with a company controlled by the Company’s CFO.

Professional and consulting fees decreased for the three months ended June 30, 2015 compared to the 2014 period increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accounting fees	$2,750	$2,850	$9,908	$5,800
Legal fees	—	2,500	1,118	2,700
Total	$2,750	$5,350	$11,026	$8,500

General and other administrative costs for the three and six months ended June 30, 2015 were $6,965 and $15,153, respectively, compared to $3,435 and $4,282 for the three and six months ended June 30, 2014, respectively. The significant expenses is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
Description	2015	2014	2015	2014
Licensing fees	$2,100	$—	$2,100	$—
Telephone expenses	2,540	797	5,013	1,188
Advertising	—	—	3,500	—
Investor relations cost	1,747	1,320	3,494	1,320
Other general and other administrative	578	1,318	1,046	1,774
Total	$6,965	$3,435	$15,153	$4,282

Other Income (Expense), Net

Other expenses for the three and six months ended June 30, 2015 was $23,681, compared to other income of $7,054 for the six months ended June 30, 2014. For the three and six months ended June 30, 2015, other expenses was comprised of: 1) derivative liability expense of $17,651 as a result of the initial derivative liability expense of $21,172 recorded on the 2015 Convertible Notes reduced by the change in the fair value of the embedded derivative liability from the date of issuance of the 2015 Convertible notes to June 30, 2015, of $3,521 and 2) interest expense of $6,030 comprised of the following:

Amortization of note discount	$5,000
Interest on face value of Notes	447
Amortization of deferred financing fees	333
Amortization of OID	250
Total	$6,030

The 2014 period is the result of the gain on sale of marketable securities of $7,054.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2015, we had cash and cash equivalents of $1,155, a decrease of $2,346, from $3,501 as of December 31, 2014. At June 30, 2015, we had current liabilities of $557,202 compared to current assets of $10,099 which resulted in working capital deficit of $547,103. The current liabilities are comprised of accounts payable and accrued expenses, amounts due to stockholders and convertible notes payable.

Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities was $99,655 compared to $77,142 for the six months ended June 30, 2014. The company had a net loss $197,662 for the six months ended June 30, 2015 compared to a net loss of $65,783 for the six months ended June 30, 2014. Negative cash flow for the six months ended June 30, 2015 was a result of the net loss reduced by non-cash expenses of $94,434 and a net increase in operating assets and liabilities of $3,573. The net cash used in operating activities for the six months ended June 30, 2014 was comprised of the net loss, the gain on sale of marketable securities and $4,503 of changes in operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2015, net cash provided by investing activities was $-0- compared to $15,854 for the six months ended June 30, 2014. The 2014 period was a result of $16,554 received from the sale of marketable securities less payment of security deposits of $700

Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $97,309 compared to $63,148 for the six months ended June 30, 2014. The 2015 amount is a result of increases $57,309 in amount due stockholders for services provided to the Company and expenses paid for the Company and the proceeds of $40,000 received upon the issuance of convertible promissory notes. The 2014 amount was comprised of a repayment of the remaining $7,000 on a convertible note and increases of $70,148 in amounts due stockholders for services provided to the Company and expenses paid for the Company.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s consolidated financial statements and notes thereto as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Notes Receivable

The Company records notes receivable from amounts due from a third party upon loans made. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of June 30, 2015, based on the above criteria, the Company has an allowance for note receivables of $70,820.

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

The Company's financial instruments consist primarily of cash, accounts receivable, marketable securities, accounts payable and accrued expenses, due to stockholders and convertible debt. The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The Company’s derivative liability is valued using level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of June 30, 2015 and December 31, 2014, the Company’s marketable securities were $4,200 and $30,000, respectively.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the six months ended June, 2015 included options to purchase 1,600,000 shares of common stock and the Company’s outstanding convertible debt is convertible into approximately 4,807,787 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

May 4, 2015, the Company received net proceeds of $20,000 in exchange for 8% unsecured convertible promissory note dated May 1, 2015, for $21,500 to LG Capital Funding, LLC (the “LG Note”). The LG Note matures May 1, 2016 and converts at a 46% discount to the market price defined in the LG Note as the lowest closing price (as defined in the note agreement) per share of the Company’s common stock for the twenty trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the LG Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the LG Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 11,000,000 shares of common stock for potential conversions.

On June 1, 2015, the Company received net proceeds of $20,000 in exchange for 8% unsecured convertible promissory note dated May 26, 2015, for $24,000 to Crown Bridge Partners, LLC (the “CB Note”). The CB Note matures May 26, 2016 and converts at a 47% discount to the market price defined in the CB Note as the average of the two lowest trading prices (as defined in the note agreement) per share of the Company’s common stock for the fifteen trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the CB Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CB Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 10,400,000 shares of common stock for potential conversions.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.’s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 to the Company’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 14, 2015

800 COMMERCE, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

President (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)