Form 10-Q
period 2015-09-30
800 Commerce, Inc.
filed 2015-11-24
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of November 23, 2015 was 20,950,000 shares.

800 COMMERCE, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2015

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

800 COMMERCE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,348	$3,501
Accounts receivable	655	27,069
Prepaid expenses	750	2,250
Note receivable	—	70,591
Deferred financing costs	1,542	—
Marketable securities	900	30,000
Security deposit	700	700
Total current assets	6,895	134,111

Patents Pending	$33,950	$33,950
Property and equipment, net	964	1,441

Total assets	$41,809	$169,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$48,244	$68,411
Due to stockholders	481,874	389,721
Convertible note payable, net of discounts of $27,000	18,500	—
Derivative liabilities	53,040	—
Total current liabilities	601,658	458,132

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 20,950,000 and 19,950,000 shares issued and outstanding, respectively	20,950	19,950
Additional paid-in capital	1,434,252	1,425,252
Accumulated comprehensive loss	(113,100)	(84,000)
Accumulated deficit	(1,901,951)	(1,649,832)
Total stockholders' deficit	(559,849)	(288,630)

Total liabilities and stockholders' deficit	$41,809	$169,502

See accompanying notes to unaudited financial statements.

800 COMMERCE, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fee revenue, net	$1,093	$98,904	$107,731	$289,374
Costs of revenue	—	95,658	100,334	284,845

Gross profit	1,093	3,246	7,397	4,529

Operating expenses:
Salaries and management fees	36,200	28,507	107,356	79,807
Bad debt expense	—	—	70,820	—
Rent	2,250	2,250	6,750	4,500
Travel and entertainment	1,372	1,386	1,372	1,517
Transfer agent and filing fees	1,250	4,166	5,338	10,570
Professional and consulting fees	2,563	2,435	13,589	10,935
Software development and internet expenses	664	358	4,206	1,742
Other general and administrative	3,576	2,291	18,730	6,442

Total operating expenses	47,875	41,393	228,161	115,513

Operating loss	(46,782)	(38,147)	(220,764)	(110,984)

Other income (expense):
Interest expense	(12,285)	—	(18,315)	—
Derivative liability expense	4,611	—	(13,040)	—
Gain on sale of marketable securities	—	—	—	7,054
Total other income (expense), net	(7,674)	—	(31,355)	7,054

Net loss	$(54,456)	$(38,147)	$(252,119)	$(103,930)

Other Comprehensive gain, net of tax:
Unrealized loss on marketable securities	(3,300)	(102,000)	(29,100)	(1,596)

Less reclassification adjustment for gains included in net loss	—	—	—	(7,054)

Other comprehensive loss	(3,300)	(102,000)	(29,100)	(8,650)

Comprehensive loss	$(57,756)	$(140,147)	$(281,219)	$(112,580)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding Basic and diluted	20,191,758	19,950,000	20,030,882	19,950,000

See accompanying notes to unaudited financial statements.

800 COMMERCE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(252,119)	$(103,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	477	297
Amortization of deferred financing costs	958	—
Amortization of original issue discount	1,000
Amortization of note discount	15,000	—
Initial expense for fair value of derivative liabilities	21,172	—
Bad debt expense	70,820	—
Change in fair value of derivative liabilities	(8,132)	—
Gain on sale of marketable securities	—	(7,054)
Change in operating assets and liabilities:
Decrease (increase) in prepaid assets	1,500	(750)
Increase in note receivable	(229)	(8,820)
Increase (decrease) in accounts receivable	26,414	(588)
Increase in accounts payable and accrued expenses	71,986	118,254
Net cash used in operating activities	(51,153)	(2,591)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	16,554
Payment of security deposits	—	(700)
Net cash provided by investing activities	—	15,854

Cash flows from financing activities:
Proceeds from issuance of convertible debt	40,000	—
Proceeds from the sale of common stock	10,000	—
Repayments of convertible note	—	(7,000)
Net cash provided by (used in) financing activities:	50,000	(7,000)

Net (decrease) increase in cash and cash equivalents	(1,153)	6,263

Cash and cash equivalents, Beginning	3,501	3,912

Cash and cash equivalents, Ending	$2,348	$10,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Relassification of derivative liability upon repayment of convertible debt	$—	$6,373
Included in issuance of convertible notes for fees	$5,500	$—
Debt discount due to derivatives	$40,000	$—
Reclass of accounts payable to due to shareholders	$92,153	$125,228
Change in fair value for available for sale marketable securities	$29,100	$1,596

See accompanying notes to unaudited financial statements.
4

 800 COMMERCE, INC.

Notes to Financial Statements

September 30, 2015

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Notes Receivable

The Company records notes receivable from amounts due from a third party upon loans made. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2015, based on the above criteria, the Company has an allowance for note receivables of $70,820.

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

The Company's financial instruments consist primarily of cash, accounts receivable, marketable securities, accounts payable and accrued expenses, due to stockholders and convertible debt. The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of September 30, 2015 and December 31, 2014, the Company’s marketable securities were $900 and $30,000, respectively.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015, the Company had an accumulated deficit of approximately $1,901,951 and a working capital deficit of $594,763. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There can be no assurance that the Company will have adequate resources to fund future operations, if any, or that funds will be available to the Company when needed, or if available, will be available on favorable terms or in amounts required by the Company. Currently, the Company does not have a revolving loan agreement with any financial institutions, nor can the Company provide any assurance it will be able to enter into any such agreement in the future. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2015 and 2014 and the accounts receivable balance as of September 30, 2015:

	2014		2015
Customer	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Sales % Three Months Ended September 30,	Sales % Nine Months Ended September 30,	Accounts Receivable Balance as of September 30, 2015
A	98.8%	99.0%	—	96.5%	$—
B	—	—	97.7%	—	$655

The Company relies on a few processors to provide, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools.

On June 29, 2015, the Company received notice from a merchant provider that they would like to review the Assignment Agreement with the Company and until such review, they have suspended making payments to the Company. The last month that the Company has recorded and received payments under the Assignment Agreement was April 2015. Accordingly, there would be no amounts due for license or transaction fees after April 30, 2015. The balance due as of April 30, 2015 was paid in May 2015.

Note 4 – Note Receivable

During the year ended December 31, 2014, the Company advanced $75,770 to a third party in exchange for a $75,770 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of a transaction between the Company and the third party or on demand by the Company. As of December 31, 2014 the outstanding principal amount on the promissory note was $70,820. Based on events and changes in circumstances occurring during the nine months ended September 30, 2015, the Company recorded a reserve against the note and recorded bad debt expense of $70,820.

Note 5 – Convertible Notes Payable

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

The debt issuance costs of $2,500 in the aggregate and the OID costs of $3,000 included in the 2015 Convertible Notes, will be amortized over the earlier of the terms of the Note or any redemptions and accordingly, $1,375 and $1,958 has been expensed in interest expense for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, $45,500 of principal and accrued interest of $1,357 is outstanding on the 2015 Convertible Notes, and the principal amount is carried at $18,500, net of a remaining note discount of $27,000.

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $40,000, an initial derivative liability expense of $21,172 and an initial derivative liability of $61,172.

As of September 30, 2015, the Company revalued the embedded conversion feature of the 2015 Convertible Notes. The fair value of the 2015 Convertible Notes was calculated at September 30, 2015 based on the average historical effective discounts to market over periods consistent with the terms of the related debt.

A summary of the derivative liability balance as of September 30, 2015 is as follows:

2015
Beginning Balance	$—
Debt discount due to derivatives	40,000
Day one loss on fair value	21,172
Fair Value Change	(8,132)
Ending Balance	$53,040

Note 6 – Related Party Transactions

Management Fees

Effective January 1, 2015, the Company has agreed to annual compensation of $78,000 for its President and $60,000 for the Chief Financial Officer (“CFO”).

For the three and nine months ended September 30, 2015 and 2014, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
President	$19,500	$13,500	$58,500	$40,500
CFO	15,000	9,000	45,500	27,000
Total	$34,500	$22,500	$104,000	$67,500

As of September 30, 2015 and December 31, 2014, the Company owed its’ officer and former Chairman the following amounts, included in amounts due stockholders on the Company’s balance sheet:

	September 30,	December 31,
	2015	2014
President	$123,735	$85,295
CFO	12,500	—
Former Chairman	66,666	66,666
Total	$202,901	$151,961

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their stockholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $278,973 and $237,760 as of September 30, 2015 and December 31, 2014, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the September 30, 2015, balance sheet herein.

Marketable Securities

The Company’s marketable securities consist solely of 600,000, as of September 30, 2015 and December 31, 2014 of shares of Agritek Holdings, Inc.’s (“Agritek”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company’s holdings in Agritek’s common stock totaled $900 and $30,000 as of September 30, 2015, and December 31, 2014, respectively. The Company and Agritek are commonly controlled due to common management and board members.

The following summarizes the carrying value of marketable securities as of September 30, 2015 and December 31, 2014:

	Nine months ended September 30, 2015	Year ended December 31, 2014
Historical cost	$114,000	$114,000
Unrealized loss included in accumulated other comprehensive loss	(113,100)	(84,000)
Net carrying value	$900	$30,000

Note 7 – Stockholders’ Deficit

Common Stock

On September 8, 2015, the Company sold 1,000,000 shares of common stock at $0.01 per share and received proceeds of $10,000.

As of September 30, 2015 and December 31, 2014, there were 20,950,000 and 19,950,000 par value $0.001, shares of common stock outstanding, respectively.

Stock Options

Effective August 1, 2012 the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”) whereby the Company has reserved five million shares of common stock to be available for grants pursuant to the 2012 Plan.

Effective August 1, 2012, the Company entered into two Advisory Board Agreements (“ABA”) pursuant to which, the Company granted to each of Dr. James Canton and Mr. Scott Climes a non-qualified stock option to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share. The options were granted under the 2012 Plan and have a three year term and expired August 1, 2015. Mr. Climes was a member of the board of directors of the Company (resigned August 5. 2014) and Dr. Canton was the Chairman of the Board of Directors of the Company at the time (resigned January 15, 2014).

A summary of the activity of options for the nine months ended September 30, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2015	1,600,000	$0.30	$0.21
Options expired	(1,600,000)
Outstanding, September 30, 2015	—

As of September 30, 2015, 5,000,000 options are available for future grants under the 2012 Plan.

Note 8 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space.

Rent expense for the three and nine months ended September 30, 2015, was $2,250 and $6,750, respectively, compared to $2,250 and $4,500 for the three and nine months ended September 30, 2014, respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days. On June 29, 2015, the Company received notice that PV would like to review the above agreements with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Accordingly the Company has recorded, as part of cost of sales, the following amounts for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Hosted licensing fee	$—	$7,500	$10,000	$22,500
Transaction fees	—	7,500	10,000	22,500
Total	$—	$15,000	$20,000	$45,000

During the year ended December 31, 2014, the Company began utilizing Trumpia’s business to consumer mobile marketing platform that integrates SMS and application technologies (apps). Trumpia’s platform integrates marketing automation, SMS marketing, mobile apps, mobile coupons and other customer engagement tools. Trumpia software hones messaging by filtering contacts based on criteria like personal interests, location and purchasing and click-through choices. The Company pays $2,100 annually for the platform. Since 2006, Trumpia has developed mobile messaging and cross-channel marketing automation technologies for industry-leading franchises and brands, including McDonald’s, GE, Intercontinental Hotels and Capital One. Trumpia has placed in the top 10% on Inc.5000’s “List of Fastest Growing Companies” in 2012.

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

Results of Operations

For the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

Revenues

Revenues for the three and nine months ended September 30, 2015 were $1,093 and $107,731, respectively, compared to $98,904 and $289,374 for the three and nine months ended September 30, 2014, respectively, and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Assignment Agreement	$—	$98,037	$103,962	$286,869
Other Agent Agreements	1,093	867	3,769	2,505
Total	$1,093	$98,904	$107,731	$289,374

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

Costs of Revenues

For the three and nine months ended September 30, 2015, cost of revenues was $-0- and $100,334, respectively, compared to $95,658 and $284,845 for the three and nine months ended September 30, 2014, respectively. The expenses for the 2015 and 2014 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services. As a result of the Company not receiving revenues since April 2015, the Company only incurred the below corresponding costs and through April for the nine months ended September 30, 2015. Cost of revenues were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Merchant acquiring and processing services	$—	$34,324	$42,275	$99,280
Mobile messaging services	—	26,689	21,803	77,395
Customer contact and assistant services	—	19,645	16,256	57,170
Hosted license fees	—	7,500	10,000	22,500
Transaction fees	—	7,500	10,000	22,500
Short code fees	—	—	—	6,000
Total	$—	$95,658	$100,334	$284,845

Operating Expenses

Operating expenses were $47,875 and $228,161, respectively, for the three and nine months ended September 30, 2015 compared to $41,393 and $115,513, respectively, for the three and nine months ended September 30, 2014 and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Salaries and management fees	$36,200	$28,507	$107,356	$79,807
Reserve for bad debt expense	—	—	70,820	—
Rent	2,250	2,250	6,750	4,500
Transfer agent and filing fees	1,250	4,166	5,338	10,570
Professional and consulting fees	2,563	2,435	13,589	10,935
Travel and entertainment	1,372	1,386	1,372	1,517
Internet expense	664	358	4,206	1,742
General and other administrative	3,576	2,291	18,730	6,442
Total	$47,875	$41,393	$228,161	$115,513

Salaries and management fees are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
President	$19,500	$13,500	$58,500	$40,500
CFO	15,000	9,000	45,500	27,000
Salary, other	1,700	6,007	3,356	12,307
Total	36,200	28,507	107,356	79,807

Rent expense for the three and nine months ended September 30, 2015, was $2,250 and $6,750, respectively, compared to $2,250 and $4,500 for the three and nine months ended September 30, 2014 pursuant to a rent sharing agreement the Company entered into on April 1, 2014, wherein the Company agreed to pay $750 per month for use of 1,300 square feet with a company controlled by the Company’s CFO.

Professional and consulting fees decreased for the three and nine months ended September 30, 2015 compared to the 2014 period and is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Accounting fees	$2,563	$2,035	$12,471	$7,835
Legal fees	—	400	1,118	3,100
Total	2,563	2,435	13,589	10,935

General and other administrative costs for the three and nine months ended September 30, 2015 were $3,576 and $18,730, respectively, compared to $2,291 and $6,442 for the three and nine months ended September 30, 2014, respectively. The significant expenses is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
Description	2015	2014	2015	2014
Licensing fees	$—	$—	$2,100	$—
Telephone expenses	2,192	389	7,205	1,577
Advertising	—	—	3,500	—
Investor relations costs	998	500	4,492	1,820
General and other administrative	386	1,402	1,433	3,045
Total	$3,576	$2,291	$18,730	$6,442

Other Income (Expense), Net

Other expenses for the nine months ended September 30, 2015 was $31,355, compared to other income of $7,054 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, other expenses was comprised of: 1) derivative liability expense of $13,040 as a result of the initial derivative liability expense of $21,172 recorded on the 2015 Convertible Notes reduced by the gain due to change in the fair value of the embedded derivative liability from the date of issuance of the 2015 Convertible notes to September 30, 2015, of $8,132 and 2) interest expense of $18,315 comprised of the following:

Amortization of note discount	$15,000
Interest on face value of Notes	1,357
Amortization of deferred financing fees	958
Amortization of OID	1,000
Total	$18,315

The 2014 period is the result of the gain on sale of marketable securities of $7,054.

Capital Resources and Liquidity

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2015, we had cash and cash equivalents of $2,348, a decrease of $1,153, from $3,501 as of December 31, 2014. At September 30, 2015, we had current liabilities of $601,658 compared to current assets of $6,895 which resulted in working capital deficit of $594,763. The current liabilities are comprised of accounts payable and accrued expenses, amounts due to stockholders and convertible notes payable.

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities was $51,153 compared to $2,951 for the nine months ended September 30, 2014. The company had a net loss $252,119 for the nine months ended September 30, 2015 compared to a net loss of $103,930 for the nine months ended September 30, 2014. Negative cash flow for the nine months ended September 30, 2015 was a result of the net loss reduced by non-cash expenses of $101,295 and a net increase in operating assets and liabilities of $99,671. The net cash used in operating activities for the nine months ended September 30, 2014 was comprised of the net loss, the gain on sale of marketable securities and $108,096 of changes in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2015, net cash provided by investing activities was $-0- compared to $15,854 for the nine months ended September 30, 2014. The 2014 period was a result of $16,554 received from the sale of marketable securities less payment of security deposits of $700

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $50,000 compared to cash used in financing activities of $7,000 for the nine months ended September 30, 2014. The 2015 amount is a result proceeds of $40,000 received upon the issuance of convertible promissory notes and proceeds received of $10,000 upon the sale of common stock. The 2014 amount was comprised of a repayment of the remaining $7,000.

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

As reflected in the accompanying unaudited financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. These financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto as filed with the Company’s Form 10-K annual report filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015. Interim results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of future results for the full year. Certain amounts from the 2014 period have been reclassified to conform to the presentation used in the current period.

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

Notes Receivable

The Company records notes receivable from amounts due from a third party upon loans made. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of September 30, 2015, based on the above criteria, the Company has an allowance for note receivables of $70,820.

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

The Company's financial instruments consist primarily of cash, accounts receivable, marketable securities, accounts payable and accrued expenses, due to stockholders and convertible debt. The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). The Company’s derivative liability is valued using level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows. As of September 30, 2015 and December 31, 2014, the Company’s marketable securities were $900 and $30,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of September 30, 2015 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 24, 2015

800 COMMERCE, INC.

By:   /s/ B. Michael Friedman

B. Michael Friedman

President (principal executive officer)

By:   /s/ Barry Hollander

Barry Hollander

Chief Financial Officer (principal financial and accounting officer)