Form 10-K
period 2015-12-31
Petrogress, Inc.
filed 2016-04-19
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 812
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(561) 249-6511
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or has such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter: $241,832.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of April 15, 2016, was 159,995,807 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

FORWARD-LOOKING STATEMENTS

Certain statements made in these documents and in other written or oral statements made by Petrogress, Inc. formerly known as 800 Commerce, Inc. are forward–looking statements that involve risks and uncertainties. We use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, or “may”, or other such words, verbs in the future tense and words and phrases that convey similar meaning and uncertainty of future events or outcomes to identify these forward–looking statements. There are a number of important factors beyond our control that could cause actual results to differ materially from the results anticipated by these forward–looking statements. While we make these forward–looking statements based on various factors and using numerous assumptions, you have no assurance the factors and assumptions will prove to be materially accurate when the events they anticipate actually occur in the future.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Business Development

Corporate History

Petrogress, Inc. (“Petrogress” or the “Company”), formerly 800 Commerce, Inc. (“800 Commerce”), was formed in the State of Florida on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On August 9, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s Registration Statement on Form S-1/A, whereby the Company has registered 6,000,000 shares of its common stock owned by Agritek Holdings, Inc. (“Agritek”). Agritek distributed the 6,000,000 shares of common stock to their shareholders of record as of September 3, 2013. The shares were distributed on September 4, 2013.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “Agreement”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies, all as more particularly described in the Agreement. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company’s common stock at closing of the transaction.

Petrogres and its’ subsidiaries are international trading and shipping companies and have been in business for seven (7) years.

As part of the transaction, the sole shareholder and CEO of Petrogres, Christos Traios, was appointed to the Board of Directors (the “Board”) and B. Michael Friedman resigned as an officer and director. In addition, the Company’s Board approved an amendment to the Company’s Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001. On March 9, 2016, the Company’s Board approved an amendment to the Company’s Articles of Incorporation to change the name of the Corporation to Petrogress, Inc.

Description of Business

800 Commerce

800 Commerce commenced revenue producing activities based on the marketing of credit processing services in March 2010. 800 Commerce generates revenue from the marketing of credit processing services by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, 800 Commerce began to receive additional revenue pursuant to a processing service provider’s assignment of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of our common stock.

In addition to marketing credit card processing services, 800 Commerce also developed on-line portals and mobile applications offering directories of professional service providers. The initial on-line portal and mobile application dedicated to a directory of medical doctors is completed, however, the Company has not commenced revenue producing operations by way of the medical directory. As a result of the acquisition of Petrogres, the Company intends to scale back and eventually terminate the credit card processing sector of its business operations.

Petrogress

The Company’s wholly-owned subsidiary, Petrogres Co. Ltd. (“Petrogres), was incorporated in 2009 under the laws of the Republic of the Marshall Islands, and has branch offices in Piraeus, Greece, the Republic of Cyprus and Ghana. At the time of incorporation, the business purpose was to sell crude oil and oil products in West Africa.

Petrogres operates as an oil commodity integrate company in West Africa. Petrogres provides the supply of petroleum products which are then shipped by its affiliated tanker fleet and delivered to the buyers for local refinery in Ghana. The Company intends to expand this model of its operations and business to other continents. Petrogres’ main operations are managed by an experienced team which is located at Petrogres’s main office in Piraeus, Greece. By combining regional market knowledge and excellent service to its customers, along with more than 25 years’ experience in shipping and ship’s management, Petrogres has earned a reputation for reliably marketing and moving petroleum products primarily in West Africa. The Company’s near term goals for expansion are currently being explored with the Company exploring the potential for acquiring or purchasing or leasing newly built LNG vessels in US to be used for the supply and sea freight of US LNG (Liquefied Natural Gas) exports.

The Company operates primarily as a holding company for its three wholly-owned subsidiaries. These subsidiaries are as follows:

Petrogres has as its primary business being a physical trader-supplier of LPFO (Light Petroleum Fuel Oil), refined oil products and other petrochemical commodities, by serving a key role as an integrate company (trade & logistics) of the oil industry within West African and Mediterranean countries.

Petronav Carriers LLC (“Petronav”), a wholly-owned subsidiary, incorporated in Delaware in March, 2016, will primarily manage the day to day operation and handling of the tanker fleet it manages. Petronav is exploring the possibility of adding additional tankers under management. Petronav manages four tankers to transport the Company’s petroleum products from Nigeria to Ghana. The products are stored in Ghana and then sold to end user buyers. These products are refined by Platon refinery in Ghana, in partnership with the Company.

Petrogress Oil & Gas Energy Inc. (“Petrogress Energy”), also a wholly-owned subsidiary, was formed in Texas in December, 2015. Petrogress Energy is primarily focused on investigating the feasibility of acquiring oil fields in Texas so that the Company can expand its operations into the LNG market within the United States market.

The Company’s business structure allows Petrogress to control both oil sourcing and shipping. Petrogres also has created a base from which income from different sources is generated. As a result, the Company believes it has a competitive advantage in West African markets.

Petrogres has grown from 2012 through 2015 and management expects the trend to continue to grow. Since 2012, Petrogres has moved a total of approximately 800,000 barrels of LPFO oil and had gross revenues (unaudited) of approximately $65 million, as follows:

Year	LPFO(barrels)	Revenues (unaudited)
2012	109,091	$10,000,000
2013	127,854	12,723,373
2014	175,000	19,737,828
2015	387,093	23,778,978

Employees

Presently, the Company has eight employees in Greece, three in Ghana and one in Cyprus.

Competition

International seaborne transportation of LPFO and other petroleum products is provided by two main types of operators: fleets owned by independent companies and fleets operated by oil companies (both private and state-owned). Many oil companies and other oil trading companies also operate their own vessels and transport oil for themselves and third-party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel’s operator.

The Company will compete in the transportation of petroleum products with much larger companies that have significantly longer operating histories and are much better capitalized. Most of these other operators are larger in size and with more vessels either under management or owned. They may also operate in a larger geographical area than the Company does at present and have significantly more capital and other resources from which to conduct their operations and as a result, face less risk in their operations.

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

Our financial statements have been prepared assuming we will continue as a going concern. Since inception in February 2010, we have experienced recurring losses from operations, and these losses have caused an accumulated deficit of approximately $2,065,372 as of December 31, 2015. Other than the Assignment Agreement, the Company generates only minimal revenues and the Company continues to experience operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations, in which event investors would lose their entire investment in our company.

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

Since inception in 2010, we have incurred cumulative losses of approximately $2,065,372 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

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

As a public company, we will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $100,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs. In addition, we have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance. These added costs will delay the time in which we may expect to achieve profitability, if at all.

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

The Company has not obtained key man life insurance on the life of its’ CEO and majority shareholder, Christos Traios. The loss of his services could have a material adverse impact on the operations of the Company.

Voting control by management means it is unlikely you and other stockholders will be able to elect our directors and you will have little influence over our management.

Currently, our CEO and sole Director owns approximately 85% of the Company’s common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Amended Articles of Incorporation do not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director, will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident officer and sole director.

Our sole director and CEO, Christos Traios, is not a resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Traios in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Traios based on the civil liability provisions of the United States securities laws. Since substantially all of our tangible assets are located in Europe and Africa, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in those foreign jurisdictions.

We have assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and management concluded they are not effective. If there is a material weakness in either, there are no assurances that our financial statements will not contain errors which could require us to restate our financial statements.

The Sarbanes-Oxley Act of 2002 (SOX) requires public companies to establish disclosure controls and procedures and controls over financial reporting and to periodically assess the effectiveness of the controls and procedures. Following the effectiveness of the registration statement of which this Annual Report is part, we will be required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 and thereafter to report on a quarterly basis, in our quarterly and annual reports which we will file the SEC, our management’s conclusion regarding the effectiveness of our disclosure controls and procedures. As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2015, our disclosure controls and procedures are not effective.

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

Risks Related to our Business

Our operating results may fluctuate seasonally.

We operate our vessels in markets that have historically exhibited seasonal variations in tanker demand and, as a result, in charter rates. Tanker markets are typically stronger in the fall and winter months (the fourth and first quarters of the calendar year) in anticipation of increased oil consumption in the Northern Hemisphere during the winter months. Unpredictable weather patterns and variations in oil reserves disrupt vessel scheduling and could adversely impact charter rates.

Because we generate all of our revenues in U.S. Dollars but incur a significant portion of our expenses in other currencies, exchange rate fluctuations could have an adverse impact on our results of operations.

We generate all of our revenues in U.S. Dollars, but we may incur a portion of expenses, such as maintenance and dry-docking costs, in currencies other than the U.S. Dollar. This difference could lead to fluctuations in net income due to changes in the value of the U.S. Dollar relative to the other currencies, in particular the Euro. Furthermore, due to the recent sovereign debt crisis in certain European member countries, the U.S. Dollar-Euro exchange rate has experienced volatility. An adverse movement in these currencies could increase our expenses.

An increase in costs could materially and adversely affect our financial performance.

Our vessel operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil and insurance, many of which are beyond our control. Additionally, repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Also, costs such as insurance and security could increase. If costs continue to rise, that could materially and adversely affect our cash flows and profitability.

Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business compared to other forms of transportation, such as pipelines. On the other hand, a prolonged downturn in oil prices may cause oil companies to cut down production which could negatively impact market demand for global transportation of petroleum products.

Shipping is an inherently risky business and our insurance may not be adequate.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, human error, grounding, fire, explosions, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high inflammability and high volume of the oil transported in tankers.

We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. We currently maintain $25,000,000 in coverage for each of our vessels for liability for spillage or leakage of oil or pollution, and also carry insurance covering lost revenue resulting from vessel off-hire for all of our operating vessels. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. In addition, our protection and indemnity associations may not have enough resources to cover our insurance claims. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

We are subject to international safety regulations and requirements imposed by classification societies and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or “ISM Code.” The ISM Code requires ship owners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We expect that any vessels that we acquire in the future will be ISM Code-certified when delivered to us. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports, including United States and European Union ports.

In addition, the hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. If a vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the vessel will be unable to trade between ports and will be unemployable, which will negatively impact our revenues and results from operations.

The risks associated with older vessels could adversely affect our operations.

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. As of March 15, 2016, 4 of the 4 operating vessels we own were built prior to 1995. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels, and may restrict the type of activities in which our vessels may engage. There is no assurance that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives, which we estimate to be 10 years from their build dates. Our cash flows and income are dependent on the revenues earned by our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and cash flow would be adversely affected.

Our results of operations could be affected by natural events in the locations in which our customers operate.

Many of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. Such geological events can cause significant damage and can adversely affect the infrastructure and economy of regions subject to such events, and could cause our customers located in such regions to experience shutdowns or otherwise negatively impact their operations. Upon such an event, some or all of those customers may reduce their orders for crude oil, which could adversely affect our revenue and results of operations. In addition to any negative direct economic effects of such natural disasters on the economy of the affected areas and on our customers and suppliers located in such regions, economic conditions in such regions could also adversely affect broader regional and global economic conditions. The degree to which natural disasters will adversely affect regional and global economies is uncertain at this time. However, if these events cause a decrease in demand for crude oil, our financial condition and operations could be adversely affected.

Consolidation and governmental regulation of suppliers may increase the cost of obtaining supplies or restrict our ability to obtain needed supplies, which may have a material adverse effect on our results of operations and financial condition.

We rely on third-parties to provide supplies and services necessary for our operations, including brokers, equipment suppliers, caterers and machinery suppliers. Various mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. With respect to certain items, we are generally dependent upon the original equipment manufacturer for repair and replacement of the item or its spare parts. Such consolidation may result in a shortage of supplies and services thereby increasing the cost of supplies and/or potentially inhibiting the ability of suppliers to deliver on time. These cost increases or delays could have a material adverse effect on our results of operations and result in downtime, and delays in the repair and maintenance of our vessels.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other applicable worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, or “FCPA,” and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act which is broader in scope than the FCPA, as it contains no facilitating payments exception. We charter our vessels into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Although we have policies, procedures and internal controls in place to monitor compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

We could be negatively impacted by future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes.

We may be subject to income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. We may be required to pay non U.S. taxes on dispositions of non U.S. property, or operations involving non U.S. property may give rise to non U.S. income or other tax liabilities in amounts that could be substantial.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law. For example, there have been legislative proposals that, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

We may be, from time to time, involved in various litigation matters. These matters may include, among other things, contract disputes, personal injury claims, environmental claims or proceedings, asbestos and other toxic tort claims, employment matters, governmental claims for taxes or duties, securities litigation, and other litigation that arises in the ordinary course of our business. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the ultimate outcome of any litigation or the potential costs to resolve them may have a material adverse effect on us. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent, which may have a material adverse effect on our financial condition.

Risks Relating to Ownership of Our Common Stock

Although there is presently a market for our common stock, the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;
•	Changes in or failure to meet market expectations;
•	Fluctuations in stock market price and volume

As a public company, we will incur substantial expenses.

The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules related to the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that has tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused and will continue to cause dilution to our stockholders in 2016 and may for the foreseeable future. As of December 31, 2015, we had approximately $69,619 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

Because we are quoted on the OTC Marketplace instead of an exchange or national quotation system, our investors may have a tougher time selling their stock or experience negative volatility on the market price of our common stock.

Our common stock is quoted on the OTC Market. The OTC Market is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTC Market compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Should one or more of the foregoing risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES.

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space. As of October 1, 2015, the Company terminated the rent sharing agreement. Rent expense for the years ended December 31, 2015 and 2014, was $8,250 and $6,750, respectively. Petrogres leases office space in Piraeus, Greece for monthly rent of €2,500. The Piraeus lease expires on May 31, 2016 and the Company intends to renew the lease for an additional year for the same monthly rent. The Company believes that this office space is adequate for its operations at the present time.

 ITEM 3.  LEGAL PROCEEDINGS.

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not aware of any pending or threatened legal proceedings which involve the Company, its directors or officers. Our Bylaws provide that we shall have a minimum of one director. There is no stated maximum number of directors allowed but such number may be fixed from time to time by action of the stockholders or of the directors.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$0.05	$0.0102
Second Quarter (April 1, 2015 – June 30, 2015)	$0.039	$.0177
Third Quarter (July 1, 2015 – September 30, 2015)	$.0191	$0.0101
Fourth Quarter (October 1, 2015 – December 31,2015)	$0.025	$0.0051

Fiscal Year 2014
First Quarter (January 1, 2014 – March 31, 2014)	N/A	N/A
Second Quarter (April 1, 2014 – June 30, 2014)	N/A	N/A
Third Quarter (July 1, 2014 - September 30, 2014)	$0.60	$0.10
Fourth Quarter (October 1, 2014 – December 31, 2014)	$0.1051	$0.0103

(b) Holders.

The number of record holders of our common stock as of March 31, 2016, was approximately 53; this excludes shareholders who hold their stock in street name. The Company estimates that there are over 9,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

The Company did not declare any cash dividends for the year ended December 31, 2015. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Equity Securities

On September 8, 2015, the Company sold 1,000,000 shares of common stock at $0.01 per share and received proceeds of $10,000. The Company relied on exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

On November 24, 2015, a convertible noteholder converted $2,612 of principal and interest into 948,358 shares of common stock at a conversion price of $0.002754 per share.

On December 22, 2015, a convertible noteholder converted $2,700 of principal of the First Replacement Note into 1,000,000 shares of common stock at a conversion price of $0.0027 per share. The shares were issued during 2016.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2015 and 2014.

The independent auditor’s reports on our financial statements for the years ended December 31, 2015 and 2014 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 10 to the audited consolidated financial statements.

While our financial statements are presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time, our auditors have raised substantial doubt about our ability to continue as a going concern.

(a) Liquidity and Capital Resources

For the year ended December 31, 2015, net cash used in operating activities was $184,005 compared to cash provided by operating activities of $154,687 for the year ended December 31, 2014. The company had a net loss $415,540 for the year ended December 31, 2015 compared to a net loss of $139,558 for the year ended December 31, 2014. Negative cash flow for the year ended December 31, 2015 was a result of the net loss and the gain on debt extinguishment of $113,676 offset by the change in the fair value of derivative liabilities of $186,988, non-cash expenses of $131,550 and a net change in operating assets and liabilities of $29,713. Cash flow for the year ended December 31, 2014 was a result of the net loss and by the gain on marketable securities of $7,054 and an increase by changes in operating assets and liabilities of $8,076.

There was no investing activities for the year ended December 31, 2015. During the year ended December 31, 2014, net cash used in investing activities was $54,037, as a result of $16,554 received from the sale of marketable securities and $4,950 received on payments of notes receivable, less payments made in exchange for a note receivable of $75,541.

During the year ended December 31, 2015, the Company received $10,000 for the sale of 1,000,000 shares of common stock at $0.10 per share and $41,000 received from the issuance of two convertible notes, as well as $129,821 from amounts advanced to or paid for on behalf of the Company of $129,821. During the year ended December 31, 2014, net cash provided by financing activities was $208,313 comprised of a repayment of $7,000 on a convertible note and amounts advanced to or paid for on behalf of the Company of $215,313.

For the year ended December 31, 2015, cash and cash equivalents decreased by $3,184 compared to a decrease of $411 for the year ended December 31, 2014. Ending cash and cash equivalents at December 31, 2015 was $317 compared to $3,501 at December 31, 2014.

Since the acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are net cash provided by operating activities, which includes the sale and shipment of petroleum products. Our need for capital resources is driven by our expansion plans, ongoing maintenance of our vessels and support of our operational expenses and corporate overhead and infrastructure. Based on our current plan, we believe our expected cash flows from operations, will be sufficient to finance our present activities and capital expenditures for at least the next ten months. Our intention to expand our operations or increase the oil sales or to go into new projects-operations will be subject to extra financing support through individual sources.

Our liquidity may be adversely affected as described in “Risks Related to our Business” as described in Item 1A. “Risk Factors.”

(b) Results of Operations

Results of operations for the year ended December 31, 2015 vs. December 31, 2014

REVENUES

The Company had revenue of $115,514 for the year ended December 31, 2015 compared to revenues of $375,608 for the year ended December 31, 2014.

Predominately, all of the revenue is a result of the Assignment Agreement (“AA”) with PayVentures (“PV”). On June 29, 2015, the Company received notice that PV would like to review the above agreements with the Company and until such review, they have suspended making payments to the Company under the AA. The last month that the Company has recorded and received payments under the AA was April 2015. Other revenues are from an Agent Referral Agreement from marketing of credit card processing services on behalf of merchant payment processing service providers. We have entered into agent referral agreements with merchant payment processing service providers, including Payventures, LLC, and FrontStream Payments, Inc. (“FrontStream”) pursuant to which we receive a commission, based on a percentage of the net revenue received by the payment processor from customers we introduced to them. The Company’s agreement with FrontStream (formerly Direct Technologies, LLC) was entered into on July 31, 2009 with a three (3) year term and automatically renews for successive one year terms, unless terminated by either party pursuant to the terms of the agreement. The Company receives an amount equal to 70% of the residual for the previous month's activity, on or about the 25th day of the next month. Included in 2015 other sales is $6,900 from the sale product.

A summary of the revenues is comprised of:

	Year Ended December 31,
	2015	2014
Assignment Agreement	$108,614	$372,261
Other	6,900	3,347
Total	$115,514	$375,608

Costs of Revenues

For the year ended December 31, 2015, cost of revenues was $106,884 compared to $367,150 for the year ended December 31, 2014. The expenses for the 2015 and 2014 periods were comprised of costs associated with a Consulting Agreement and Hosted License Fee whereby services provided to the Company through April 30, 2105, including: coordination of mobile messaging services, customer contact, customer assistance services and merchant acquisition and processing services. Pursuant to the Consulting Agreement, the consultant is compensated at standard hourly rates for such services.

Cost of revenues for the years ended December 31, 2015 and 2014 were comprised of the following:

	Year Ended December 31,
	2015	2014
Merchant acquiring and processing services	$42,275	$127,656
Mobile messaging services	21,803	100,344
Customer contact and assistant services	16,266	73,150
Hosted license fees	10,000	30,000
Transaction fees	10,000	30,000
Product costs	6,550	—
Short code fees	—	6,000
Total	$106,884	$367,150

Operating Expenses.

Operating expenses were $306,330 for the year ended December 31, 2015 compared to $155,070 for 2014 and were comprised of the following:

	Year Ended December 31,
	2015	2014
Salaries and management fees	$141,856	$106,069
Stock compensation expense, management	70,820	—
Rent	8,200	6,750
Travel and entertainment	1,485	1,787
Transfer agent and filing fees	7,511	12,735
Professional and consulting fees	16,588	14,830
Software development and internet expenses	39,038	2,908
General and other administrative	21,732	9,991
Total	$306,330	$155,070

Total operating expenses increased by $151,260 for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Salaries and management fees are comprised of the following:

	Year ended December 31,
Description	2015	2014
President	$78,000	$54,000
CFO	60,500	36,000
Salary, other	3,356	16,069
Total	141,856	106,069

During the years ended December 31, 2014, the Company expensed management fees of $54,000 to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 to the Company’s Chief Financial Officer, Barry Hollander. Effective January 1, 2015, the Company agreed to annual compensation of $78,000 for its President and $60,000 for the Chief Financial Officer (“CFO”).

Rent expense for the year ended December 31, 2015 and 2014, was $8,200 and $6,750, respectively, pursuant to a rent sharing agreement the Company entered into on April 1, 2014, wherein the Company agreed to pay $750 per month for use of 1,300 square feet with a company controlled by the Company’s CFO. Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. As of October 1, 2015, the Company terminated the rent sharing agreement.

Professional and consulting fees increased for the year ended December 31, 2015 compared to the 2014 period and is comprised of the following:

	Year ended December 31,
Description	2015	2014
Accounting fees	$15,471	$9,980
Legal fees	1,118	4,850
Total	16,588	14,830

General and other administrative costs for the year ended December 31, 2015 and 2014, were $20,732 and $9,991, respectively. The significant expenses is comprised of the following:

	Year ended December 31,
Description	2015	2014
Licensing fees	$2,100	$—
Telephone expenses	7,227	3,018
Advertising	3,500	—
Investor relations costs	5,990	2,070
General and other administrative	1,915	4,903
Total	$20,732	$9,991

Other income (Expense)

Other expenses for the year ended December 31, 2015 were $117,841 compared to other income of $7,054 for the year ended December 31, 2014. For the year ended December 31, 2015, other expenses were comprised of: 1) derivative liability expense of $186,988 as a result of the initial derivative liability expense of $186,309 recorded on the 2015 Convertible Notes and by the change in the fair value of the embedded derivative liability from the date of issuance of the 2015 Convertible notes to December 31, 2015, of $679 and 2) interest expense of $44,529 comprised of the following:

Amortization of note discount	$23,707
Interest on face value of Notes	1,673
Prepayment penalty	19,149
Total	$44,529

Other income for 2015 of $113,676 was the result of the gain recorded on the debt extinguishment of derivative liabilities, net of the reduction of the corresponding note discount.

The 2014 period is the result of the gain on sale of marketable securities.

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

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 31, 2015 and 2014. Based on events and changes in circumstances during the fourth quarter of 2015, the Company reviewed the carrying amount of patents initially recorded from the issuance of common stock in 2012, and determined that the carrying amount may not be recoverable and accordingly recognized research and development costs of $33,950 for the year ended December 31, 2015.

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	2015	2014
Furniture and Equipment	$1,929	$1,929
Computer Hardware	1,188	1,188
Accumulated depreciation	(2,249)	(1,676)
Balance	$868	$1,441

Depreciation expense of $573 and $1,071 was recorded for the years ended December 31, 2015 and 2014, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 for each fair value hierarchy level:

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 for each fair value hierarchy level:

	Derivative	Marketable
December 31, 2015	Liability	Securities	Total
Level I	$—	$780	$780
Level II	$—	$—	$—
Level III	$141,436	$—	$141,436
December 31, 2014
Level I	$—	$30,000	$30,000
Level II	$—	$—	$—
Level III	$—	$—	$—

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2015 and 2014 including outstanding convertible debt that is convertible into approximately 26,052,320 shares of common stock (2015) and options to purchase 1,600,000 (2014) shares of common stock, were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-12 of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the Principal Executive Officer and CFO have concluded that as of December 31, 2015 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our Principal Executive Officer and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2015 as described below.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held
Christos Traios	50	President, Chief Executive Officer and Director
Barry Hollander	59	Chief Financial Officer, Secretary & Treasurer

Christos Traios, President, Chief Executive Officer and Director. Mr. Traios has been in the maritime industry for more than 25 years and has been in the oil business for eight years. Since the incorporation of Petrogres, Mr. Traios has served as its sole director and CEO. Mr. Traios attended Master Mariner & Law Maritime School for three years and served as second captain in the shipping industry for three years. Mr. Traios is a citizen of Greece.

Mr. Traios’s experience as our President and in management generally, as well as his extensive experience in the areas crude oil purchasing and selling, and tanker vessel shipping and management of operations qualify him to serve as a director of our Company.

Barry S. Hollander, Chief Financial Officer, Secretary and Treasurer.  Mr. Hollander has been the Chief Financial Officer of the Registrant since inception. From May 2014 through November 19, 2015, Mr. Hollander was the chief financial officer of Cabinet Grow, Inc. (“Cabinet Grow”), a publicly traded company under the symbol CBNT. In January, 2016, Mr. Hollander became the chief executive officer for Cabinet Grow. From 2010 through 2013, Mr. Hollander was the chief financial officer of Quture International, Inc. (formerly known as Techs Loanstar, Inc.), a publicly traded company under the symbol TCLN. From 2011 to September 15, 2015, Mr. Hollander was the chief financial officer of Agritek Holdings, Inc. (“Agritek”), a publicly traded company under the symbol AGTK. From 2006 through 2014, Mr. Hollander was the acting chief executive officer of FastFunds Financial Corporation, a publicly traded company under the symbol FFFC. In July 2010, Mr. Hollander formed Venture Equity, LLC, a company that offers financial and business consulting services.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2015 and who received in excess of $100,000.

2015 Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Restricted Stock Awards	Option Awards	All Other Compensation	Total
B. Michael Friedman	2015	$78,000	$—	$—	$—	$78,000
President	2014	$54,000	$—	$—	$—	$54,000

Barry Hollander (1)	2015	$60,000	$—	$—	$—	$60,000
Chief Financial Officer	2014	$36,000	$—	$—	$—	$36,000

(1)	Effective January 1, 2015, the Company has agreed to annual compensation of $78,000 for B. Michael Friedman, the Company’s President and $60,000 for Barry Hollander, the Company’s Chief Financial Officer (“CFO”). During the years ended December 31, 2014 the Company expensed management fees of $54,000 to or on behalf of the Company’s President and $36,000 to the Company’s CFO. The Company’s Board of Directors set the total compensation payable to Messrs. Friedman and Hollander after careful deliberation and after considering a variety of relevant factors, including the services provided by both and the rate of compensation charged by others for the provision of similar services. The Company’s Board of Directors believes that the compensation paid to Messrs. Friedman and Hollander is fair and reasonable to the shareholders of the Company.

We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2015.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Employment Agreements with Executive Officers

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security ownership of certain beneficial owners

(b) Security ownership of management

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 15, 2016, by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner	Common Stock Number of Shares Beneficially Owned	Common Stock Percentage of Shares Beneficially Owned (1)
Christos Traios (2)	136,000,000	85.0%

Barry Hollander (2)	1,050,001	0.7%

All directors and officers as a group – 2 persons	137,050,001	85.7%

(1)	Based on a total of an aggregate of 159,995,807 shares of common stock outstanding.
(2)	The address for these shareholders is 319 Clematis Street, Suite 812, West Palm Beach, FL. 33401

Changes in Control

There were no significant changes in control for the year ending December 31, 2015. On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “Agreement”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies, all as more particularly described in the Agreement. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company’s common stock at closing of the transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with related persons

Management fees

During the years ended December 31, 2015 and 2014 the Company expensed management fees of $78,000 and $54,000, respectively, to or on behalf of the Company’s President, B. Michael Friedman, and $60,500 and $36,000, respectively, to the Company’s Chief Financial Officer, Barry Hollander. Amounts due stockholders on the balance sheet as of December 31, 2015 include Mr. Friedman ($141,785), Mr. Hollander ($27,544) and Mr. Canton ($66,666). Mr. Canton resigned on January 15, 2014.

Amounts Due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their shareholders of record as of September 3, 2013. Through February 29, 2016, the Company and Agritek were commonly controlled due to common management and board members. The Company owes Agritek $283,547 and $237,760 as of December 31, 2015 and December 31, 2014, respectively, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due related parties on the December 31, 2015, balance sheet herein. The Company and Agritek on February 29, 2016, entered into a Debt Settlement Agreement (the “DSA”). Pursuant to the DSA the Company issued 1,101,642 shares of the Company’s common stock in full settlement of the amount owed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by MaloneBailey, LLP for the three months ended September 30, 2015, and to D. Brooks and Associates CPA’s P.A. for the six months ended June 30, 2015 and for the year ended December 31, 2014. The tax services for the year ended December 31, 2015, were provided by Greentree Financial Group, Inc.

	2015	2014

Audit Fees	$13,363	$9,980
Audit-Related Fees	—	—
Tax Fees	2,108	—
All Other Fees	—	—
Total	$15,471	$9,980

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

Tax Fees — This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Reports of Independent Registered Public Accounting Firms are included on pages F-1 through F-21.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.3	Articles of Amendment to the Articles of Incorporation filed February 29, 2016 (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form –K as filed with the Commission on March 3, 2016).
3.4	Articles of Amendment to the Articles of Incorporation filed March 10, 2016 (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Current Report on Form –K as filed with the Commission on April 1, 2016).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.’s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).

10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 as part of the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 as part of the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 as part of the Company’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
10.16	Exchange Agreement with Petrogres (Incorporated herein by reference to Exhibit 10.3 as part of the Company’s Current Report on Form –K as filed with the Commission on March 3, 2016).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Petrogress, Inc.

By:	/s/ Christos Traios
Christos Traios
President

Date:	April 19, 2016

By:	/s/ Barry Hollander
Barry Hollander
Chief Financial Officer

Date:	April 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christos Traios	President, Chief Executive and Director (principal executive officer)	April 19, 2016

/s/ Barry Hollander	Chief Financial Officer (principal financial officer and accounting officer)	April 19, 2016

PETROGRESS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2 – F-3
Balance Sheets as of December 31, 2015 and 2014	F-4
Statements of Operations for the years ended December 31, 2015 and 2014	F-5
Statement of Changes in Stockholders Deficit for the years ended December 31, 2015 and 2014	F-6
Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-7 – F-8
Notes to Financial Statements	F-9 – F-21

To the Board of Directors and

Stockholders of Petrogress, Inc (F/K/A/ 800 Commerce, Inc.)

We have audited the accompanying balance sheet of Petrogress, Inc (F/K/A/ 800 Commerce, Inc.) (the “Company”) as of December 31, 2015 and related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrogress, Inc (F/K/A/ 800 Commerce, Inc.) as of December 31, 2015 and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had minimal revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 19, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has a working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A

West Palm Beach, FL

March 31, 2015

PETROGRESS, INC.
BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$317	$3,501
Accounts receivable	340	27,069
Prepaid expenses	—	2,250
Note receivable	—	70,591
Marketable securities	780	30,000
Security deposit	—	700
Total current assets	1,437	134,111

Patents Pending	$—	$33,950
Computer Equipment, net	868	1,441

Total Assets	$2,305	$169,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$47,733	$68,411
Due to stockholders	519,542	389,721
Convertible promissory note (net of discount of $63,946)	5,673	—
Derivative liability	141,436	—
Total current liabilities	714,384	458,132
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 21,898,348 (2015) and 19,950,000 (2014) shares issued and outstanding	21,898	19,950
Common stock to be issued	1,000
Additional paid-in capital	1,443,614	1,425,252
Accumulated comprehensive loss	(113,220)	(84,000)
Accumulated deficit	(2,065,372)	(1,649,832)
Total stockholders' deficit	(712,080)	(288,630)

Total liabilities and stockholders' deficit	$2,305	$169,502

See accompanying notes to financial statements.

PETROGRESS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014

Fee revenue, net	$115,514	$375,608
Costs of revenue	106,884	367,150

Gross profit (loss)	8,631	8,458

Operating expenses:
Salaries and management fees	141,856	106,069
Bad debt expense	70,820	—
Rent	8,200	6,750
Travel and entertainment	1,485	1,787
Transfer agent and filing fees	7,511	12,735
Professional and consulting fees	15,688	14,830
Software development and internet expenses	39,038	2,908
Other general and administrative	21,732	9,991

Total operating expenses	306,330	155,070

Operating loss	(297,700)	(146,612)

Other income (expense):
Interest expense	(44,529)	—
Change in fair market value of derivative liabilities	(186,988)	—
Gain on debt extinguishment	113,676
Gain on sale of marketable securities	—	7,054

Total other income (expense) , net	(117,841)	7,054

Net loss	$(415,540)	$(139,558)

Other Comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	$(29,220)	$(25,596)

Less reclassifcation adjustment for gains included in net loss	—	(7,054)

Other comprehensive loss	(29,220)	(32,650)

Comprehensive loss	$(444,760)	$(172,208)

Net loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	20,366,073	19,950,000

See accompanying notes to financial statements.

PETROGRESS, INC.
STATMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balances, January 1, 2014	19,950,000	$19,950	—	—	$1,418,879	$(51,350)	$(1,510,274)	$(122,795)

Reclassification of derivative liability upon repayment of convertible note	—	—			6,373	—	—	6,373

Reclassification adjustment for gains included in net loss	—	—			—	(7,054)	—	(7,054)

Unrealized loss on parent common stock	—	—			—	(25,596)	—	(25,596)

Net loss	—	—	—	—	—	—	(139,558)	(139,558)

Balances, December 31, 2014	19,950,000	19,950			1,425,252	(84,000)	(1,649,832)	(288,630)

Shares issued upon conversion of notes and interest payable	948,358	948	1,000,000	1,000	663	—	—	2,611

Shares issued for common stock sold	1,000,000	1,000			9,000	—	—	10,000

Reclassification of derivative liability upon repayment of convertible note	—	—			8,699	—	—	8,699

Unrealized loss on parent common stock	—	—			—	(29,220)	—	(29,220)

Net loss	—	—	—	—	—	—	(415,540)	(415,540)

Balances, December 31, 2015	21,898,358	$21,898	1,000,000	$1,000	$1,443,614	$(113,220)	$(2,065,372)	$(712,080)

See accompanying notes to financial statements.

PETROGRESS, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash Flows from operating activities:
Net loss	$(415,540)	$(139,558)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	70,820	—
Write-off of patent pending	33,950
Gain on debt extinguishment	(113,676)
Depreciation	573	1,071
Amortization of discount on convertible note	23,707	—
Amortization of deferred financing costs	2,500	—
Initial expense for fair value of derivative liabilities	186,309
Change in fair value of derivative liabilities	679	—
Amortization of original issue discount	0	—
Amortization of original issue discount for notes sold	0	—
Gain on sale of marketable securities	—	(7,054)
Change in operating assets and liabilities:
Decrease in accounts receivable	26,729	2,090
Increase in note receivable	(229)	—
Decrease (increase) in prepaid assets	2,250	(2,250)
Decrease (increase) in security deposit	700	(700)
Decrease in accounts payable and accrued expenses	(277)	(8,287)
Net cash (used in) provided by operating activities	(184,005)	(154,687)

Cash flows from investing activities:
Advances for notes receivable	—	(75,541)
Repayments of notes receivable	—	4,950
Proceeds from sale of marketable securities	—	16,554
Net cash (used in) provided by investing activities	—	(54,037)

Cash flows from financing activities:
Proceeds from sale of common stock	10,000	—
Proceeds from issuances of convertible debt	41,000	—
Repayments of convertible note	—	(7,000)
Increase in due to stockholders	129,821	215,313
Net cash used in financing activities	180,821	208,313

Net decrease in cash and cash equivalents	(3,184)	(411)

Cash and cash equivalents, Beginning	3,501	3,912

Cash and cash equivalents, Ending	$317	$3,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$—	$6,373
Included in issuance of convertible notes for fees	$14,829	$—
Debt discount due to derivatives	$115,119	$—
Reclass of accounts payable to due to shareholders	$129,821	$215,313
Common stock issued for conversion of notes and interest payable	$2,611	$—
Change in fair value for available for sale marketable securities	$29,220	$32,650

See accompanying notes to financial statements.

PETROGRESS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Petrogress, Inc. (the “Company” or “Petrogress”) was originally formed in the State of Florida under the name 800 Commerce, Inc. (“800 Commerce”) on February 10, 2010. On March 9, 2016, the Company’s Board approved an amendment to the Company’s Articles of Incorporation to change the name of the Corporation to Petrogress, Inc. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. The Company commenced revenue producing activities based on the marketing of credit processing services in March 2010. The Company generates revenue from the marketing of credit processing services by way of fees received from merchant payment processing service providers on whose behalf the Company brokers their processing services. On August 1, 2012, the Company began to receive additional revenue pursuant to a processing service provider’s assignment to the Company of a portion of its fee income under one or more of its service contracts in exchange for the issuance of 500,000 shares of our common stock. On June 29, 2015, the Company received notice that Payventures, LLC (“PV”) would like to review the Assignment Agreement (“PAA”) with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Accordingly, there would not be amounts due PV for license or transaction fees since April 30, 2015.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “Agreement”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies, all as more particularly described in the Agreement. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company’s common stock at closing of the transaction.

Petrogres and its’ subsidiaries is an oil trading and shipping company acting internationally and has been in business for seven (7) years.

As part of the transaction, the sole shareholder and CEO of Petrogres, Christos Traios, was appointed to the Board of Directors and B. Michael Friedman resigned as an officer and director. In addition, the Company’s Board of Directors (the “Board”) approved an amendment to the Company’s Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

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

Notes Receivable

The Company records notes receivable from amounts due from a third party upon loans made. The allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience. While management uses the best information available to make its evaluations, this estimate is susceptible to significant change in the near term. As of December 31, 2015, based on the above criteria, the Company has an allowance for note receivables of $70,820.

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

Property and Equipment

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Office equipment and furniture	5 years
Computer hardware and software	3 years

The Company's property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Furniture and Equipment	$1,929	$1,929
Computer Hardware	1,188	1,188
Accumulated depreciation	(2,249)	(1,676)
Balance	$868	$1,441

Depreciation expense of $573 and $1,071 was recorded for the years ended December 31, 2015 and 2014, respectively.

Patents

The Company capitalizes patent pending acquisition costs, legal fees and filing costs associated with the development and filing of its patents.  Patents are generally amortized over an estimated useful life of 15 years using the straight-line method beginning on the issue date.  No amortization expense was recorded during the years ended December 31, 2015 and 2014. Based on events and changes in circumstances during the fourth quarter of 2015, the Company reviewed the carrying amount of patents initially recorded from the issuance of common stock in 2012, and determined that the carrying amount may not be recoverable and accordingly recognized research and development costs of $33,950 for the year ended December 31, 2015.

Advertising

The Company records advertising costs as incurred. For the years ended December 31, 2015 and 2014, advertising expense was $3,500 and $-0-, respectively.

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

The Company's financial instruments consist primarily of cash, accounts receivable, marketable securities, accounts payable and accrued expenses, due to stockholders and convertible debt. The carrying amount of the Company’s accounts payable, accrued expenses and due to stockholders approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of December 31, 2015 and 2014, the Company’s marketable securities were $780 and $30,000, respectively. The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 for each fair value hierarchy level:

December 31, 2015	Derivative Liability	Marketable Securities	Total
Level I	$—	$780	$780
Level II	$—	$—	$—
Level III	$141,436	$—	$141,436
December 31, 2014
Level I	$—	$30,000	$30,000
Level II	$—	$—	$—
Level III	$—	$—	$—

The carrying amount of the Company’s accounts payable and accrued expenses and due to stockholders approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2015 includes the Company’s outstanding convertible debt that is convertible into approximately 26,052,320 shares of common stock. These amounts are not included in the computation of dilutive loss per share because their impact is antidilutive.

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

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2015 and 2014 and the accounts receivable balance as of December 31, 2015:

Customer	Sales % Year Ended 2015	Sales % Year Ended 2014	Accounts Receivable Balance as of December 31, 2015
A	95.7%	99.1%	$—

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

Note 5 – Note Receivable

During the year ended December 31, 2014, the Company advanced $75,770 to a third party in exchange for a $75,770 promissory note with a 10% per annum interest rate. The note was to be payable in three installments after the closing of a transaction between the Company and the third party or on demand by the Company. As of December 31, 2014 the outstanding principal amount on the promissory note was $70,820. Based on events and changes in circumstances occurring during the year ended December 31, 2015, the Company recorded a reserve against the note and recorded bad debt expense of $70,820.

Note 6 – Marketable Securities

The Company’s marketable securities consist solely of 600,000, as of December 31, 2015 and 2014 of shares of Agritek Holdings, Inc.’s (“Agritek”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company’s holdings in Agritek’s common stock totaled $780 and $30,000 as of December 31, 2015 and 2014, respectively.

The following summarizes the carrying value of marketable securities as of December 31, 2015 and 2014:

	2015	2014
Historical cost	$114,000	$114,000
Unrealized loss included in accumulated other comprehensive gain (loss)	(113,220)	(84,000)
Net carrying value	$780	$30,000

Note 7 – Convertible Notes Payable

On May 4, 2015, the Company issued a Convertible Promissory Note for $21,500 to LG Capital Funding, LLC (the “LG Note”). The Company received net proceeds of $20,000 after debt issuance costs of $1,500 paid for lender legal fees. The LG Note carries a per annum interest rate of 8%, matures May 1, 2016 and converts at a 46% discount to the market price defined in the LG Note as the lowest closing price (as defined in the note agreement) per share of the Company’s common stock for the twenty trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the LG Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the LG Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 11,000,000 shares of common stock for potential conversions. On November 24, 2015, LG converted $2,612 of principal and interest into 948,358 shares of common stock at a conversion price of $0.002754 per share. On December 10, 2015, the Company accepted and agreed to an Exchange Agreement (the “EA”), pursuant to Mammoth Corporation (“Mammoth”) having acquired the 2015 LG convertible promissory note from LG. The Company issued a Restated Convertible Note to Mammoth for $31,339 (the “First Replacement Note”). The First Replacement Note is due September 9, 2016 with a 10% interest rate and is convertible into shares of the Company’s common stock at any time at the discretion of Mammoth at a variable conversion price (“VCP”). The VCP is calculated as the lowest closing price during the twenty (20) trading days immediately prior to the conversion date multiplied by fifty four percent (54%), representing a forty six percent (46%) discount. Mammoth paid LG $28,490 on December 17, 2015 to acquire all rights under their note. As of December 31, 2015, the principal balance of the First Replacement Note is $31,339.

On May 26, 2015, the Company issued a Convertible Promissory Note for $24,000 to Crown Bridge Partners, LLC (the “CB Note”). The Company received net proceeds of $20,000 on June 1, 2015, after debt issuance costs of $1,000 paid for lender legal fees and an Original Issuance Discount (“OID”) of $3,000. The CB Note carries a per annum interest rate of 8%, matures May 26, 2016 and converts at a 47% discount to the market price defined in the CB Note as the average of the two lowest trading prices (as defined in the note agreement) per share of the Company’s common stock for the fifteen trading days immediately preceding the date of conversion. Upon the occurrence of an event of default, as defined in the LG Note, the Company is required to pay interest at 22% per annum and the holder could at their option declare the CB Note, together with accrued and unpaid interest, to be immediately due and payable. In addition, the CB Note provides for adjustments for dividends payable other than in shares of common stock, for reclassification, exchange or substitution of the common stock for another security or securities of the Company or pursuant to a reorganization, merger, consolidation, or sale of assets, where there is a change in control of the Company. The Company must at all times reserve 10,400,000 shares of common stock for potential conversions. On December 10, 2015, the Company accepted and agreed to an Exchange Agreement (the “EA”), pursuant to Mammoth Corporation (“Mammoth”) having acquired the 2015 CB convertible promissory note from CB. The Company issued a Restated Convertible Note to Mammoth for $38,280 (the “Second Replacement Note”). The Second Replacement Note is due September 9, 2016 with a 10% interest rate and is convertible into shares of the Company’s common stock at any time at the discretion of Mammoth at a VCP. The VCP is calculated as the average of the two lowest trading price during the fifteen (15) trading days immediately prior to the conversion date multiplied by fifty three percent (53%), representing a forty seven percent (47%) discount. Mammoth paid Crown Bridge $34,800 on December 17, 2015 to acquire all rights under their note. As of December 31, 2015, the principal balance of the Second Replacement Note is $38,280.

The LG Note, the CB Note, the First Replacement Note and the Second Replacement Note together are referred to as the 2015 Convertible Notes.

OID costs of $4,500 included in the LG and CB Notes, will be amortized over the earlier of the terms of the Note or any redemptions. Since the LG and CB Notes were acquired by a third party in December 2015, $4,500 has been expensed in interest expense for the year ended December 31, 2015.

The Company determined that the conversion feature of the 2015 Convertible Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Convertible Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Convertible Notes resulted in an initial debt discount of $41,000, an initial derivative liability expense of $83,492 and an initial derivative liability of $124,491. On the date the notes were purchased by the third party, the Company revalued the embedded conversion feature of the LG and CB Notes. The fair value of the 2015 Convertible Notes was calculated based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance for the LG and CB Notes as of December 9, 2015 (the purchase date) is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	124,491
Fair Value Change	25,349
Reduction for conversions	(8,699)
Reduction for notes purchased	(141,141)
Ending Balance	$-0-

In conjunction of Mammoth’s purchase of the LG and CB Notes the Company recognized a gain on debt extinguishment of $113,676, as a result of the elimination of the remaining derivative liability, net of the reduction of the corresponding note discount.

The Company determined that the conversion feature of the 2015 Replacement Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the 2015 Replacement Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the 2015 Replacement Notes resulted in an initial debt discount of $69,619, an initial derivative liability expense of $102,816 and an initial derivative liability of $166,106. As of December 31, 2015 the Company revalued the embedded conversion feature of the 2015 Replacement Notes. The fair value of the 2015 Replacement Notes was calculated based on the Black Scholes method consistent with the terms of the related debt.

A summary of the derivative liability balance of the Replacement Notes as of December 31, 2015 is as follows:

2015
Beginning Balance	$—
Initial Derivative Liability	166,106
Fair Value Change	(24,670)
Ending Balance	$141,436

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2015:

	Commitment date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	380%-396%	349%-396%
Expected term	4.5-12 months	5-9 months
Risk free interest	.25%-.47%	.24%-.32%

A summary of the convertible notes payable balance as of December 31, 2015 is as follows:

2015
Beginning Balance	$-0-
New notes issued in 2015	115,119
Conversion	(2,500)
Notes sold	(43,000)
Amortization of debt discount	23,707
Discount	(115,119)
Removed due to debt extinguishment	27,466
Ending Balance	$5,673

Note 8 – Related Party Transactions

Management Fees

During the years ended December 31, 2014 the Company expensed management fees of $54,000 to or on behalf of the Company’s President, B. Michael Friedman, and $36,000 to the Company’s Chief Financial Officer, Barry Hollander. Effective January 1, 2015, the Company has agreed to annual compensation of $78,000 for its President and $60,000 for the Chief Financial Officer (“CFO”).

For the years ended December 31, 2015 and 2014, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Year ended December 31,
	2015	2014
President	$78,000	$54,000
CFO	60,500	36,000
Total	$138,500	$90,000

As of December 31, 2015, the Company owed its’ officer and former Chairman the following amounts, included in amounts due stockholders on the Company’s condensed balance sheet:

December 31,
2015
President	$141,785
CFO	27,544
Former Chairman	66,666
Total	$235,955

Amounts due Agritek Holdings, Inc.

As of December 31, 2012, Agritek owned 6,000,000 shares of the Company’s common stock, representing approximately 32% of the Company’s outstanding common stock. Effective September 4, 2013, Agritek distributed the 6,000,000 shares of the Company’s common stock to their stockholders of record as of September 3, 2013. The Company and Agritek are commonly controlled due to common management and board members. The Company owes Agritek $283,547 as of December 31, 2015, as a result of advances received from Agritek. These advances are non-interest bearing and are due on demand and are included in amounts due stockholders on the December 31, 2015, balance sheet herein. The Company and Agritek on February 29, 2016, entered into a Debt Settlement Agreement (the “DSA”). Pursuant to the DSA the Company issued 1,101,642 shares of the Company’s common stock in full settlement of the amount owed.

Note 9 – Stockholders’ Deficit

Common Stock

On September 8, 2015, the Company sold 1,000,000 shares of common stock at $0.01 per share and received proceeds of $10,000.

On November 24, 2015, LG converted $2,612 of principal and interest into 948,358 shares of common stock at a conversion price of $0.002754 per share.

As of December 31, 2015 and December 31, 2014, there were 21,848,358 and 19,950,000, respectively, par value $0.001, shares of common stock outstanding.

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

A summary of the activity of options for the year ended December 31, 2015 is as follows:

	Options	Weighted- Average exercise price	Weighted- Average grant date fair value
Balance January 1, 2015	1,600,000	$0.30	$0.21
Options expired	(1,600,000)
Outstanding, December 31, 2015	—

As of December 31, 2015, 5,000,000 options are available for future grants under the 2012 Plan.

Note 10 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2015 and 2014.

Income tax expense for 2015 and 2014 is as follows:

	2015	2014
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(162,661)	(47,429)
State	(17,367)	(5,064)
Change in Valuation allowance	180,028	52,493
	$—	$—

The following is a summary of the Company’s deferred tax assets at December 31, 2015 and 2014:

	2015	2014
Deferred Tax Assets:
Net operating losses	$457,090	$277,062
Stock compensation	115,449	115,449
Net deferred tax assets	572,539	392,511
Valuation allowance	(572,539)	(392,511)
	$-0-	$-0-

A reconciliation between the expected tax expense (benefit) and the effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	2015	2014
Statutory federal income tax rate	34%	34%
State taxes, net of federal income tax	3.63%	3.63%
Effect of change in valuation allowance	(23.60%)	(23.60%)
Non-deductible expenses	(14.03%)	(14.03%)
	0%	0%

As of December 31, 2015, the Company had a tax net operating loss carry forward of approximately $385,000. Any unused portion of this carry forward expires in 2030. Utilization of this loss may be limited in the event of an ownership change pursuant to IRS Section 382.

Note 11 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Effective April 1, 2014, the Company entered into a rent sharing agreement for the use of 1,300 square feet with a company controlled by the Company’s CFO. The Company has agreed to pay $750 per month for the space. As of October 1, 2015, the Company terminated the rent sharing agreement.

Rent expense for the years ended December 31, 2015 and 2014, was $8,200 and $6,750, respectively.

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

PVTECH and the Company entered into a Hosted Platform License & Services Agreement (“HPLSA”) whereby PVTECH will provide the Company access to their hosted ecommerce and processing platform products, as well as related services and support. Pursuant to the terms of the agreement, the Company will pay PVTECH a monthly licensing fee of $2,500 and a transaction fee of $0.07 per transaction, that beginning in April 2013, has a minimum transaction fee of $2,500 per month. The term of the HPSLA shall be for one (1) year, with automatic renewals for successive one (1) year terms thereafter (each a "Renewal Term") until either party gives written notice to terminate the HPLSA no less than three (3) calendar months prior to the commencement of a Renewal Term. Either party may terminate the HPLSA: (a) upon a material breach by the other party if such breach is not cured within thirty (30) days following written notice to the breaching party; or (b) where the other party is subject to a filed bankruptcy petition or formal insolvency proceeding that is not dismissed within thirty (30) days. On June 29, 2015, the Company received notice that PV would like to review the above agreements with the Company and until such review, they have suspended making payments to the Company under the PAA. The last month that the Company has recorded and received payments under the PAA was April 2015. Accordingly the Company has recorded, as part of cost of sales, the following amounts for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Hosted licensing fee	$10,000	$30,000
Transaction fees	10,000	30,000
Total	$20,000	$60,000

During the year ended December 31, 2014, the Company contracted to use Trumpia’s business to consumer mobile marketing platform that integrates SMS and application technologies (apps). Trumpia’s platform integrates marketing automation, SMS marketing, mobile apps, mobile coupons and other customer engagement tools. Trumpia software hones messaging by filtering contacts based on criteria like personal interests, location and purchasing and click-through choices. The Company pays $2,100 annually for the platform.

Note 12 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, the Company had an accumulated deficit of approximately $2,065,372 and a working capital deficit of $712,947. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “Agreement”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies, all as more particularly described in the Agreement. Petrogres and its’ subsidiaries is an oil trading and shipping company acting internationally and has been in business for seven (7) years.

Since the acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are net cash provided by operating activities, which includes the sale and shipment of petroleum products. Our need for capital resources is driven by our expansion plans, ongoing maintenance of our vessels and support of our operational expenses and corporate overhead and infrastructure. Based on our current plan, we believe our expected cash flows from operations, will be sufficient to finance our present activities and capital expenditures for at least the next ten months. Our intention to expand our operations or increase the oil sales or to go into new projects-operations will be subject to extra financing support through individual sources.

Note 13 – Subsequent Events

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “Agreement”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies, all as more particularly described in the Agreement. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company’s common stock at closing of the transaction.

Petrogres and its’ subsidiaries is an oil trading and shipping company acting internationally and has been in business for seven (7) years.

As part of the transaction, the sole shareholder and CEO of Petrogres, Christos Traios, was appointed to the Board of Directors and B. Michael Friedman resigned as an officer and director. In addition, the Company’s Board of Directors (the “Board”) approved an amendment to the Company’s Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

On March 9, 2016, the Company’s Board approved an amendment to the Company’s Articles of Incorporation to change the name of the Corporation to Petrogress, Inc. The Company filed the Amendment with the State of Florida on March 10, 2016, and requested an effective date of March 25, 2016, which was granted. On March 10, 2016, the Company submitted an Issuer Company Related Action Notification to the Financial Industry Regulatory Authority (“FINRA”), requested a FINRA to notify the OTC Marketplace of the Company’s name change and also requested a new symbol. FINRA approved the name change effective April 1, 2016.

