Form 10-Q
period 2016-03-31
Petrogress, Inc.
filed 2016-05-23
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

319 Clematis Street, Suite 812, West Palm Beach, FL 33401 (Address of principal executive office)

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of May 20, 2016 was 166,795,087 shares.

PETROGRESS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

David S. Friedkin CPA
CERTIFIED PUBLIC ACCOUNTANT
601 Haring Farm Court
River Vale, NJ 07675

To the Board of Directors and Shareholders
Petrogress Inc.

Independent Accountant's Report

We have reviewed the condensed consolidated balance sheet of Petrogress Inc. and subsidiaries as of March 31, 2016, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2016. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

David S. Friedkin CPA
River Vale, New Jersey
May 23rd, 2016

PETROGRESS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$548,251	$1,882,305
Accounts receivable	2,492,428	2,650,171
Prepaid expenses	1,073,545	1,209,960
Marketable securities	1,860	—
Total current assets	4,116,084	5,742,436

Property and equipment, net	6,161,236	6,144,000

Total Assets	$10,277,320	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$628,360	$809,473
Convertible promissory note (net of discount of $39,044)	27,875	—
Derivative liability	152,050	—
Total current liabilities	808,285	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 159,995,807 (2016) and 136,000,000 (2015) shares issued and outstanding	159,996	136,000
Additional paid-in capital	8,374,281	8,666,838
Accumulated comprehensive loss	(3,420)	—
Retained earnings	938,178	2,274,125
Total stockholders' equity	9,469,035	11,076,963

Total liabilities and stockholders' equity	$10,277,320	$11,886,436

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenues	$5,819,056	$4,624,080
Costs of goods sold	4,206,536	3,320,861

Gross profit	1,612,520	1,303,219

Operating expenses:
Operating Costs	812,075	559,530
Administration Costs	242,301	181,230
Depreciation	165,907	165,875

Total operating expenses	1,220,283	906,635

Operating income before other expenses and income taxes	392,237	396,584

Other income (expense):
Interest expense	(9,930)	—
Change in fair market value of derivative liabilities	99,746	—
Total other income, net	89,816	—

Income before income taxes	482,053	396,584
Income tax expense	18,000	19,829

Net Income	$464,053	$376,755

Other Comprehensive loss, net of tax:
Unrealized loss on marketable securities	$(3,420)	$—

Comprehensive gain	$460,633	$376,755

Net income per share	$0.00	$0.00

Weighted average number of common shares outstanding
Basic and diluted	144,188,842	136,000,000

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net income	$464,053	$376,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	165,907	165,875
Amortization of discount on convertible note	9,930	—
Net cash acquired in recapitalization	517
Change in fair value of derivative liabilities	(99,746)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	158,320	(517,389)
Decrease (increase) in prepaid assets	136,415	(400,000)
(Decrease) increase in accounts payable and accrued expenses	(187,110)	243,238
Net cash provided by (used in) operating activities	648,286	(131,521)

Cash flows from investing activities:
Purchase of property, plant and equipment	(182,340)	—
Net cash used in investing activities	(182,340)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,334,054)	(131,521)

Cash and cash equivalents, Beginning	1,882,305	526,656

Cash and cash equivalents, Ending	$548,251	$395,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$48,523	$—
Common stock issued for conversion of notes and interest payable	$2,700	$—
Change in fair value for available for sale marketable securities	$3,420	$—

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Petrogress, Inc. (the “Company” or “Petrogress”) was originally formed in the State of Florida under the name 800 Commerce, Inc. (“800 Commerce”) on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “SEA”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company’s common stock at closing of the transaction. The SEA has been accounted for as a reverse acquisition and recapitalization of the Company whereby Petrogres is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Petrogres and its subsidiaries, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of Petrogres and its subsidiaries.  Accordingly, the financial position, results of operations, and cash flows of the Petrogres (accounting acquirer) for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

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

Petrogres and its’ subsidiaries business operations includes purchasing, at the scene of mining and extraction, crude oil product to be loaded onto company ships for transport of product either directly to customers or to independent processing refineries, with the company acting internationally as it has been in business for seven (7) years.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing of oil and petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of March 31, 2016 and December 31, 2015, the Company had no significant concentrations of credit risk.

Inventory

The Company's inventory, which consists primarily of crude oil purchases on the vessel in transport, is valued at the lower of cost or market using the mark-to-market method of valuation.

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

Property and Equipment

Fixed assets consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,732,340	$9,550,000
Furniture and equipment	88,117	85,000
	9,820,457	9,635,000
Less: accumulated depreciation	(3,659,221)	(3,491,000)

	$6,161,236	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $165,907 and $165,875 was recorded for the three months ended March 31, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenues after product is delivered to contracted customer. Product in transit at the end of an accounting period is recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which commissions are earned.

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

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company’s accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of March 31, 2016 the Company’s marketable securities were $1,860. The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$1,860	$1,860
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended March 31, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

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

Note 4 – Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2016 and 2015 and the accounts receivable balance as of March 31, 2016:

Customer	Sales % Three Months Ended March 31, 2016	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2016
A	26.4%	40.8%	$659,524
B	40.7%	19.2%	590,863
C	—	15.8%	266,000
D	15.5%	—	324,397
E	9.6%	—	251,349
F	7.8%	24.1%	137,000

Note 5 – Marketable Securities

The Company’s marketable securities consist solely of 600,000 shares of Agritek Holdings, Inc.’s (“Agritek”) common stock, issued to the Company in connection with the Company’s formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company’s holdings in Agritek’s common stock totaled $1,860 as of March 31, 2016.

The following summarizes the carrying value of marketable securities as of March 31, 2016:

Historical cost	$114,000
Unrealized loss included in accumulated other comprehensive gain (loss)	(112,140)
Net carrying value	$1,860

Note 6 – Convertible Notes Payable

Effective with the SEA, Petrogres assumed and acquired two convertible promissory notes that were issued to Mammoth Corporation (“Mammoth”). Mammoth Note 1 had a balance of $31,339 and Mammoth Note 2 had a balance of $38,280. Mammoth Note 1 and Mammoth Note 2 are referred to as the Mammoth Notes. The Mammoth Notes are due September 9, 2016.

The Company determined that the conversion feature of the Mammoth Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Mammoth Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments being recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts are recorded in other income or expenses in the consolidated statements of operations at the end of each quarter, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Mammoth Notes resulted in a debt discount of $48,975 on the date the Mammoth Notes were assumed and a derivative liability of $300,321.

A summary of the derivative liability balance of the Mammoth Notes as of March 31, 2016 is as follows:

2016
Balance assumed	$300,321
Reduction for conversion	(48,523)
Fair Value Change	(99,746)
Ending Balance	$152,052

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	363%
Expected term	6.3 months	5.3 months
Risk free interest	.49%	.37%

A summary of the convertible notes payable balance as of March 31, 2016 is as follows:

2016
Assumed Balance	$69,619
Conversion of convertible notes	(2,700)
Discount	(39,373)
Ending Balance	$27,546

Note 7 – Related Party Transactions

Management Fees

For the three months ended March 31, 2016 and 2015, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three Months Ended March 31,
	2016	2015
Chief Executive Officer	$—	$—
CFO	4,000	—
Total	$4,000	$—

Prior to the SEA, Petrogres paid a dividend of $1.8 million to its sole shareholder.

Note 8 – Stockholders’ Equity

Common Stock

Effective February 29, 2016, the Company issued 1,101,642 shares of the Company’s common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547.

Upon completion of the SEA between the Company and Petrogres, the Company issued to the sole Petrogres shareholder 136,000,000 shares of common stock of the Company in exchange for one hundred percent (100%) of the issued and outstanding share capital of Petrogres from the sole shareholder of Petrogres.

On March 7, 2016, the Company issued 1,000,000 shares of common stock to Mammoth upon the conversion of $2,700 of principal at a conversion price of $0.0027 per share.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2016.

Note 10 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Note 11 – Subsequent Events

On April 11, 2016, the Company issued 6,800,000 shares of common stock to Mammoth upon the conversion of $22,032 of principal at a conversion price of $0.00324 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Petrogres for the three months ended March 31, 2016 and 2015, should be read in conjunction Petrogres’s audited financial statements, and the notes to those financial statements that are included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 13, 2016. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on the Company’s Form 10-K filed with the SEC on April 19, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Petrogress through its wholly owned subsidiaries operates as an oil commodity integrate company in West Africa. The Company provides the supply of petroleum products which are then shipped by its affiliated tanker fleet and delivered to the buyers for local refinery in Ghana. Petrogres’ main operations are managed by an experienced team which is located at Petrogres’s main office in Piraeus, Greece. By combining regional market knowledge and excellent service to its customers, along with more than 25 years’ experience in shipping and ship’s management, The Company has earned a reputation for reliably marketing and moving petroleum products primarily in West Africa.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales

Net sales for the three months ended March 31, 2016 and 2015 were $5,819,056 and $4,624,080, respectively, an increase of $1,194,976 or approximately 25.8%., were comprised of the following:

	2016	2015

Crude oil gross sales	$2,393,284	$2,769,080
Gas oil gross sales	3,070,000	1,495,000
Other	355,772	360,000
Total	$5,819,056	$4,624,080

Cost of Sales

Cost of goods sold for the three months ended March 31, 2016 and 2015 were $4,206,536 and $3,320,861, respectively, an increase of $885,675, or approximately 26.7%, were comprised of the following:

	2016	2015

Oil purchase costs	$3,006,118	$2,531,000
Shipping and handling costs	1,117,265	594,595
Other	83,153	195,266
Total	$4,206,536	$3,320,861

Operating Expenses

Total operating expenses for the three months ended March 31, 2016 and 2015 were $1,220,283 and $906,635, respectively, an increase of $313,648, or approximately 34.6%. The increase in operating expenses is primarily due to higher fleet operating expenses due to the increase of shipments of barrels from approximately 85,000 in the 2015 period to 88,000 in the 2016 period in addition to the associated increase in management expenses related thereto. Gas oil sales also increased (more shipments-more expenses), furthermore, as of mid-February a vessel commenced her annual repairs and maintenance, resulting an additional increase of operating expenses.

Net Income

Net income for the years ended March 31, 2016 and 2015 was $464,053 and $376,755, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net income has been sufficient to meet our working capital requirements for the level of business we are currently experiencing.

Cash provided by operating activities was $648,286 for the three months ended March 31, 2016 compared to cash used in operations of $131,521 for the three months ended March 31, 2015. The 2016 activity was a result of net income of $464,053, depreciation expense of $165,907, net changes in assets and liabilities of $22,624 reduced by a gain in the change in the fair value of derivative liabilities. The 2015 activity was a result of net income of $376,755 and depreciation and amortization of $165,875 reduced by changes in assets and liabilities of $674,151.

For the three months ended cash used in financing activities was $182,340 related the Company’s expenditures adding to vessel’s value for her maintenance/upgrade.

Prior to the execution of the SEA (February 29, 2016) the Company paid a dividend to the sole shareholder (at the time of the payment) of $1,800,000.

For the three months ended March 31, 2016, cash and cash equivalents decreased by $1,427,312 compared to a decrease of $131,521 for the three months ended March 31, 2015. Ending cash and cash equivalents at March 31, 2016 was $454,493 compared to $395,135 at March 31, 2015.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Basis of Presentation

These interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. The financial statements included herein include the financial position and results of operations of the following affiliated entities (all incorporated in the Republic of the Marshall Islands):

Petrogres Co Liited

Shiba Ship Management Ltd.

Danae Marine Ltd.

Invictus Marine S. A.

Entus Marine Ltd.

All intercompany balances and transactions have been eliminated in consolidation. The entities are affiliated through common ownership and control.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of March 31, 2016 and December 31, 2015, the Company had no significant concentrations of credit risk.

Inventory

The Company's inventory, which consists primarily of crude oil purchases on the vessel in transport, is valued at the lower of cost or market using the mark-to-market method of valuation.

Property and Equipment

Fixed assets consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,732,340	$9,550,000
Furniture and equipment	88,117	85,000
	9,820,457	9,635,000
Less: accumulated depreciation	(3,659,221)	(3,491,000)

	$6,161,236	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $165,907 and $165,875 was recorded for the three months ended March 31, 2016 and 2015, respectively.

Revenue Recognition

The Company recognizes revenues when product is delivered to contracted customers. Product in transit at the end of an accounting period is recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

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

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company’s accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of March 31, 2016 the Company’s marketable securities were $1,860. The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$1,860	$1,860
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended March 31, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant matters requiring the use of estimates and assumptions include, but may not be limited to, accounts receivable allowances and evaluation of impairment of long lived assets and intangible assets. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made.

 Depreciation

The Company’s vessels and other assets are depreciated sing primarily the straight-line method over the estimated useful lives.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective February 29, 2016, the Company issued 1,101,642 shares of the Company’s common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547.

Upon completion of the SEA between the Company and Petrogres, the Company issued to the sole Petrogres shareholder 136,000,000 shares of common stock of the Company in exchange for one hundred percent (100%) of the issued and outstanding share capital of Petrogres from the sole shareholder of Petrogres.

On March 7, 2016, the Company issued 1,000,000 shares of common stock to Mammoth upon the conversion of $2,700 of principal at a conversion price of $0.0027 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.3	Articles of Amendment to the Articles of Incorporation filed February 25, 2016, (Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2016).
3.4	Articles of Amendment to the Articles of Incorporation filed March 9, 2016, effective March 25, 2016 (Incorporated herein by reference to exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Commission on April 1, 2016).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.’s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 to the Company’s Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
10.16	Exchange Agreement with Petrogres, (Incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2016).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: May 23, 2016

PETROGRESS, INC.

By:  /s/ Christos Traios

Christos Traios

Chief Executive Officer (principal executive officer)

and principal financial officer