Form 10-Q
period 2016-06-30
Petrogress, Inc.
filed 2016-08-24
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Florida	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1013 Centre Road, Suite 403-A, Wilmington DE 19805 (Address of principal executive office)

(302) 428-1222
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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of August 19, 2016 was 166,795,087 shares.

PETROGRESS, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2016

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

PETROGRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$231,372	$1,882,305
Accounts receivable	2,760,722	2,650,171
Prepaid expenses and other current assets	2,320,889	1,209,960
Total current assets	5,312,983	5,742,436

Property and equipment, net	6,086,083	6,144,000

Total Assets	$11,399,066	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$712,895	$809,473
Due to related party	660,387	—
Derivative liability	152,050	—
Total current liabilities	1,525,332	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued
Common stock, $0.001 par value; 490,000,000 shares authorized; 166,795,807 (2016) and 136,000,000 (2015) issued and outstanding	166,796	136,000
Additional paid-in capital	8,331,721	8,666,838
Retained earnings	1,375,216	2,274,125
Total stockholders' equity	9,873,734	11,076,963

Total liabilities and stockholders' equity	$11,399,066	$11,886,436

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Revenues	$11,146,672	$11,253,031	$5,327,888	$6,628,951
Costs of goods sold	7,937,172	8,038,009	3,730,637	4,865,648

Gross profit	3,209,500	3,215,022	1,597,251	1,763,303

Operating expenses:
Operating Costs	1,607,853	1,479,130	795,778	884,070
Administration Costs	482,749	360,110	268,549	179,430
Depreciation	334,877	331,750	169,002	165,875
Total operating expenses	2,425,479	2,170,990	1,233,329	1,229,375

Operating income before other expenses and income taxes	784,021	1,044,032	363,922	533,928

Other income (expense):
Interest expense	(19,860)	—	(9,930)	—
Change in fair market value of derivative liabilities	99,746	—	99,746	—
Total other income, net	79,886	—	89,816	—

Income before income taxes	863,907	1,044,032	453,738	533,928

Income tax expense	34,700	70,500	16,700	22,000

Net Income	829,207	973,532	437,038	511,928

Net income per share	0.005	0.008	0.003	0.004

Weighted average number of common shares outstanding - Basic and fully diluted	166,795,807	136,000,000	166,795,807	136,000,000

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015

Cash Flows from operating activities:
Net income	$829,207	$973,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	334,877	331,750
Amortization of discount on convertible note	19,860	—
Net cash acquired in recapitalization	517	—
Change in fair value of derivative liabilities	(99,746)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,708,639)	(70,500)
Decrease (increase) in prepaid assets	252,991	(1,830,161)
(Decrease) increase in accounts payable and accrued expenses	1,796,960	326,354
Net cash provided by (used in) operating activities	426,027	(269,025)

Cash flows from investing activities:
Purchase of property plant and equipment	(276,960)
Net cash used in investing activities	(276,960)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,650,933)	(269,025)

Cash and cash equivalents, Beginning of Period	1,882,305	526,656

Cash and cash equivalents, End of Period	$231,372	$328,131

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	48,523	—
Common stock issued for conversion of notes and interest payable	24,732	—
Change in fair value for available for sale marketable securities	(1,860)	—

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

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing of oil and petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of June 30, 2016 and December 31, 2015, the Company had no significant concentrations of credit risk.

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

Property and Equipment

Fixed assets consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,550,000	$9,550,000
Furniture and equipment	321,960	85,000
	9,871,960	9,635,000
Less: accumulated depreciation	(3,785,877)	(3,491,000)

	$6,086,083	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $169,002 and $165,875 was recorded for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense of $334,877 and $331,750 was recorded for the six months ended June 30, 2016 and 2015, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2016 for each fair value hierarchy level:

June 30, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$—	$—
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended June 30, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

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

Note 4 – Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the six months ended June 30, 2016 and 2015 and the accounts receivable balance as of June 30, 2016:

Customer	Sales % Six Months Ended June 30, 2016	Sales % Six Months Ended June 30, 2015	Accounts Receivable Balance as of June 30, 2016	% of Accounts Receivable as of June 30, 2016
A	33.85%	31.75%	$870,456	31.5%
B	28,47%	24.84%	724,690	26.3%
C	11.82%	13.52%	364,967	13.2%
D	10.76%	12.17%	318,587	11.5%
E	10.23%	10.38%	284,630	10.3%

Totals	95.13%	92.66%	$2,563,330	92.8%

Note 5 – Convertible Notes Payable

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

A summary of the derivative liability balance of the Mammoth Notes as of June 30, 2016 is as follows:

2016
Balance assumed	$300,321
Reduction for conversion	(48,523)
Fair Value Change	(99,746)
Ending Balance	$152,052

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	363%
Expected term	6.3 months	5.3 months
Risk free interest	.49%	.37%

A summary of the convertible notes payable balance as of June 30, 2016 is as follows:

2016
Assumed Balance	$69,619
Conversion of convertible notes	(2,700)
Discount	(39,373)
Ending Balance	$27,546

Note 6 – Related Party Transactions

Management Fees

For the three months ended June 30, 2016 and 2015, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three Months Ended June 30,
	2016	2015
Chief Executive Officer	$30,000	$—
CFO	4,000	—
Total	$34,000	$—

Note 7 – Stockholders’ Equity

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

Note 8 – Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at June 30, 2016.

Note 9 – Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Other Agreements

1.	Platon Oil Refinery – Partnership agreement dd: October 2014
2.	Eklipza Energy – renewing from time to time
3.	Sanitex Oil & Marine Ltd
4.	Kare & Kare Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Petrogres for the three months ended June 30, 2016 and 2015, should be read in conjunction Petrogres’s audited financial statements, and the notes to those financial statements that are included in the Company’s Current Report on Form 8-K/A filed with the SEC on May 13, 2016. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on the Company’s Form 10-K filed with the SEC on April 19, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales

Net sales for the three months ended June 30, 2016 and 2015 were $5,327,888 and $6,628,951, respectively, a decrease of $1,301,063 or approximately 19.6%.Net sales for the six months ended June 30, 2016 and 2015 were $11,146,672 and $11,253,031, a decrease of $106,359 or approximately 1%, and were comprised of the following:

	2016	2015

Crude oil gross sales	$4,807,452	$6,396,311
Gas oil gross sales	5,627,000	3,618,000
Other	712,220	1,238,720
Total	$11,146,672	$11,253,031

Cost of Sales

Cost of goods sold for the three months ended June 30, 2016 and 2015 were $3,730,637 and $4,865,648, respectively, a decrease of $1,135,011, or approximately 23.3%. Cost of goods sold for the six months ended June 30, 2016 were $7,937,172 and $8,038,009, respectively, a decrease of $100,837 or approximately 1%, and were comprised of the following:

	2016	2015

Oil purchase costs	$5,824,824	$6,066,720
Shipping and handling costs	2,023,177	1,845,068
Other	89,171	126,221
Total	$7,937,172	$8,038,009

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 and 2015 were $1,233,329 and $1,229,375, respectively, an increase of $3,954, or approximately less than 1%. The increase in operating expenses is primarily due to higher fleet operating expenses due to the increase of shipments of barrels from approximately 85,000 in the 2015 period to 88,000 in the 2016 period in addition to the associated increase in management expenses related thereto. Gas oil sales also increased (more shipments-more expenses), furthermore, as of mid-February a vessel commenced her annual repairs and maintenance, resulting an additional increase of operating expenses.

Total operating expenses for the six months ended June 30, 2016 and 2015 were $2,425,479 and $2,170,990, respectively, an increase of $254,489, or approximately 11.7%. The increase in operating expenses is primarily due to increased administrative, legal and accounting expenses as a result of the merger transaction.

Net Income

Net income for the three month periods ended June 30, 2016 and 2015 was $437,038 and $511,928, respectively, as a result of the items discussed above. Net income for the six month periods ended June 30, 2016 and 2015 was $784,021 and $1,044,032, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net income has been sufficient to meet our working capital requirements for the level of business we are currently experiencing.

Cash provided by operating activities was $648,286 for the six months ended June 30, 2016 compared to cash used in operations of $131,521 for the six months ended June 30, 2015. The 2016 activity was a result of net income of $464,053, depreciation expense of $165,907, net changes in assets and liabilities of $22,624 reduced by a gain in the change in the fair value of derivative liabilities. The 2015 activity was a result of net income of $376,755 and depreciation and amortization of $165,875 reduced by changes in assets and liabilities of $674,151.

Prior to the execution of the SEA (February 29, 2016), the Company paid a dividend to the sole shareholder (at the time of the payment) of $1,800,000.

For the six months ended June 30, 2016, cash and cash equivalents decreased by $1,650,933 compared to a decrease of $198,525 for the six months ended June 30, 2015. Ending cash and cash equivalents at June 30, 2016 was $231,372 compared to $328,131 at June 30, 2015.

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

Petrogres Co Ltd.

Petronav LLC

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

Property and Equipment

Fixed assets consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,550,000	$9,550,000
Furniture and equipment	321,962	85,000
	9,871,962	9,635,000
Less: accumulated depreciation	(3,785,899)	(3,491,000)

	$6,086,063	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $334,877 and $331,750 was recorded for the six months ended June 30, 2016 and 2015, respectively.

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

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company’s accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of June 30, 2016 the Company’s marketable securities were $1,860. The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2016 for each fair value hierarchy level:

June 30, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$1,860	$1,860
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended June 30, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of June 30, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 22, 2016

PETROGRESS, INC.

By:  /s/ Christos Traios

Christos Traios

Chief Executive Officer (principal executive officer)

Chief Financial Officer (principal accounting officer)