Form 10-Q/A
period 2016-03-31
Petrogress, Inc.
filed 2016-10-18
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

1013 Centre Road, Suite 403-A, Wilmington, DE 19805 (Address of principal executive office)

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

EXPLANATORY NOTE

Petrogress, Inc. (the “Company,” “Petrogress,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2016 (the “Original Filing”). This Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did not review the interim financial statements as of and for the three months ended March 31, 2016 pursuant to the Public Company Accounting Oversight Board’s (“PCAOB”) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. As a result, this Report is deemed deficient and should not be relied upon. The headings in the columns of the financial statements and related notes thereto, and the headings of tables of financial information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been amended to state “Not Reviewed.” No other changes have been made to the Report. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We undertake the responsibility to file a separate amended Report on Form 10-Q/A for this period when the review is completed.

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

PETROGRESS, INC.

BALANCE SHEETS (NOT REVIEWED)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
	NOT REVIEWED[1]
ASSETS
Current Assets:
Cash and cash equivalents	$548,251	$1,882,305
Accounts receivable	2,492,428	2,650,171
Prepaid expenses	1,073,545	1,209,960
Marketable securities	1,860	—
Total current assets	4,116,084	5,742,436

Property and equipment, net	6,161,236	6,144,000

Total Assets	$10,277,320	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$628,360	$809,473
Convertible promissory note (net of discount of $39,044)	27,875	—
Derivative liability	152,050	—
Total current liabilities	808,285	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 159,995,807 (2016) and 136,000,000 (2015) shares issued and outstanding	159,996	136,000
Additional paid-in capital	8,374,281	8,666,838
Accumulated comprehensive loss	(3,420)	—
Retained earnings	938,178	2,274,125
Total stockholders' equity	9,469,035	11,076,963

Total liabilities and stockholders' equity	$10,277,320	$11,886,436

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

PETROGRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (NOT REVIEWED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	NOT REVIEWED[1]
Revenues	$5,819,056	$4,624,080
Costs of goods sold	4,206,536	3,320,861

Gross profit	1,612,520	1,303,219

Operating expenses:
Operating Costs	812,075	559,530
Administration Costs	242,301	181,230
Depreciation	165,907	165,875

Total operating expenses	1,220,283	906,635

Operating income before other expenses and income taxes	392,237	396,584

Other income (expense):
Interest expense	(9,930)	—
Change in fair market value of derivative liabilities	99,746	—
Total other income, net	89,816	—

Income before income taxes	482,053	396,584
Income tax expense	18,000	19,829

Net Income	$464,053	$376,755

Other Comprehensive loss, net of tax:
Unrealized loss on marketable securities	$(3,420)	$—

Comprehensive gain	$460,633	$376,755

Net income per share	$0.00	$0.00

Weighted average number of common shares outstanding
Basic and diluted	144,188,842	136,000,000

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

PETROGRESS, INC.

STATEMENTS OF CASH FLOWS (NOT REVIEWED)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
	NOT REVIEWED[1]
Cash Flows from operating activities:
Net income	$464,053	$376,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	165,907	165,875
Amortization of discount on convertible note	9,930	—
Net cash acquired in recapitalization	517
Change in fair value of derivative liabilities	(99,746)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	158,320	(517,389)
Decrease (increase) in prepaid assets	136,415	(400,000)
(Decrease) increase in accounts payable and accrued expenses	(187,110)	243,238
Net cash provided by (used in) operating activities	648,286	(131,521)

Cash flows from investing activities:
Purchase of property, plant and equipment	(182,340)	—
Net cash used in investing activities	(182,340)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,334,054)	(131,521)

Cash and cash equivalents, Beginning	1,882,305	526,656

Cash and cash equivalents, Ending	$548,251	$395,135

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$48,523	$—
Common stock issued for conversion of notes and interest payable	$2,700	$—
Change in fair value for available for sale marketable securities	$3,420	$—

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

PETROGRESS, INC.

NOTES TO FINANCIAL STATEMENTS (NOT REVIEWED)

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
	NOT REVIEWED
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
NOT REVIEWED
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

Note 4 – Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2016 and 2015 and the accounts receivable balance as of March 31, 2016:

Customer	Sales % Three Months Ended March 31, 2016	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2016
	NOT REVIEWED		NOT REVIEWED
A	26.4%	40.8%	$659,524
B	40.7%	19.2%	590,863
C	—	15.8%	266,000
D	15.5%	—	324,397
E	9.6%	—	251,349
F	7.8%	24.1%	137,000

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

NOT REVIEWED
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
NOT REVIEWED
Balance assumed	$300,321
Reduction for conversion	(48,523)
Fair Value Change	(99,746)
Ending Balance	$152,052

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Assumption date	Remeasurement date
NOT REVIEWED
Expected dividends	-0-	-0-
Expected volatility	363%	363%
Expected term	6.3 months	5.3 months
Risk free interest	.49%	.37%

A summary of the convertible notes payable balance as of March 31, 2016 is as follows:

2016
NOT REVIEWED
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
	NOT REVIEWED
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
	NOT REVIEWED
Crude oil gross sales	$2,393,284	$2,769,080
Gas oil gross sales	3,070,000	1,495,000
Other	355,772	360,000
Total	$5,819,056	$4,624,080

Cost of Sales

Cost of goods sold for the three months ended March 31, 2016 and 2015 were $4,206,536 and $3,320,861, respectively, an increase of $885,675, or approximately 26.7%, were comprised of the following:

	2016	2015
	NOT REVIEWED
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
	NOT REVIEWED
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
NOT REVIEWED
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

* Previously filed.

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

Dated: October 18, 2016

PETROGRESS, INC.

By:	/s/ Christos Traios
Christos Traios
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal financial officer)