Form 10-Q/A
period 2016-06-30
Petrogress, Inc.
filed 2016-10-18
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

(Amendment No. 1)

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

EXPLANATORY NOTE

            Petrogress, Inc. (the “Company,” “Petrogress,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2016 (the “Original Filing”). This Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did not review the interim financial statements as of and for the three and six months ended June 30, 2016 pursuant to the Public Company Accounting Oversight Board’s (“PCAOB”) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. As a result, this Report is deemed deficient and should not be relied upon. The headings in the columns of the financial statements and related notes thereto, and the headings of tables of financial information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been amended to state “Not Reviewed.” No other changes have been made to the Report. A review of the Company’s interim unaudited financial statements may result in changes to the financial statements contained herein. We undertake the responsibility to file a separate amended Report on Form 10-Q/A for this period when the review is completed.

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

PETROGRESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (NOT REVIEWED)

	June 30,	December 31,
	2016	2015
	NOT REVIEWED[1]
ASSETS

Current Assets:
Cash and cash equivalents	$231,372	$1,882,305
Accounts receivable	2,760,722	2,650,171
Prepaid expenses and other current assets	2,320,889	1,209,960
Total current assets	5,312,983	5,742,436

Property and equipment, net	6,086,083	6,144,000

Total Assets	$11,399,066	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$712,895	$809,473
Due to related party	660,387	—
Derivative liability	152,050	—
Total current liabilities	1,525,332	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued
Common stock, $0.001 par value; 490,000,000 shares authorized; 166,795,807 (2016) and 136,000,000 (2015) issued and outstanding	166,796	136,000
Additional paid-in capital	8,331,721	8,666,838
Retained earnings	1,375,216	2,274,125
Total stockholders' equity	9,873,734	11,076,963

Total liabilities and stockholders' equity	$11,399,066	$11,886,436

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

PETROGRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (NOT REVIEWED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	NOT REVIEWED[1]		NOT REVIEWED[1]
Revenues	$11,146,672	$11,253,031	$5,327,888	$6,628,951
Costs of goods sold	7,937,172	8,038,009	3,730,637	4,865,648

Gross profit	3,209,500	3,215,022	1,597,251	1,763,303

Operating expenses:
Operating Costs	1,607,853	1,479,130	795,778	884,070
Administration Costs	482,749	360,110	268,549	179,430
Depreciation	334,877	331,750	169,002	165,875
Total operating expenses	2,425,479	2,170,990	1,233,329	1,229,375

Operating income before other expenses and income taxes	784,021	1,044,032	363,922	533,928

Other income (expense):
Interest expense	(19,860)	—	(9,930)	—
Change in fair market value of derivative liabilities	99,746	—	99,746	—
Total other income, net	79,886	—	89,816	—

Income before income taxes	863,907	1,044,032	453,738	533,928

Income tax expense	34,700	70,500	16,700	22,000

Net Income	829,207	973,532	437,038	511,928

Net income per share	0.005	0.008	0.003	0.004

Weighted average number of common shares outstanding - Basic and fully diluted	166,795,807	136,000,000	166,795,807	136,000,000

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

PETROGRESS, INC.

CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS (NOT REVIEWED)

	Six Months Ended June 30,
	2016	2015
	NOT REVIEWED[1]
Cash Flows from operating activities:
Net income	$829,207	$973,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	334,877	331,750
Amortization of discount on convertible note	19,860	—
Net cash acquired in recapitalization	517	—
Change in fair value of derivative liabilities	(99,746)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,708,639)	(70,500)
Decrease (increase) in prepaid assets	252,991	(1,830,161)
(Decrease) increase in accounts payable and accrued expenses	1,796,960	326,354
Net cash provided by (used in) operating activities	426,027	(269,025)

Cash flows from investing activities:
Purchase of property plant and equipment	(276,960)
Net cash used in investing activities	(276,960)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,650,933)	(269,025)

Cash and cash equivalents, Beginning of Period	1,882,305	526,656

Cash and cash equivalents, End of Period	$231,372	$328,131

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	48,523	—
Common stock issued for conversion of notes and interest payable	24,732	—
Change in fair value for available for sale marketable securities	(1,860)	—

See accompanying notes to condensed consolidated financial statements.

[1]	A review, pursuant to PCAOB AU 722, Interim Financial Information, by the Company’s independent public accountant has not been completed for the indicated period.

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
	NOT REVIEWED
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
NOT REVIEWED
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

Note 4 – Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the six months ended June 30, 2016 and 2015 and the accounts receivable balance as of June 30, 2016:

Customer	Sales % Six Months Ended June 30, 2016	Sales % Six Months Ended June 30, 2015	Accounts Receivable Balance as of June 30, 2016	% of Accounts Receivable as of June 30, 2016
	NOT REVIEWED		NOT REVIEWED	NOT REVIEWED
A	33.85%	31.75%	$870,456	31.5%
B	28,47%	24.84%	724,690	26.3%
C	11.82%	13.52%	364,967	13.2%
D	10.76%	12.17%	318,587	11.5%
E	10.23%	10.38%	284,630	10.3%

Totals	95.13%	92.66%	$2,563,330	92.8%

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

A summary of the derivative liability balance of the Mammoth Notes as of June 30, 2016 is as follows:

NOT REVIEWED	2016
Balance assumed	$300,321
Reduction for conversion	(48,523)
Fair Value Change	(99,746)
Ending Balance	$152,052

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2016:

NOT REVIEWED	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	363%
Expected term	6.3 months	5.3 months
Risk free interest	.49%	.37%

A summary of the convertible notes payable balance as of June 30, 2016 is as follows:

NOT REVIEWED	2016
Assumed Balance	$69,619
Conversion of convertible notes	(2,700)
Discount	(39,373)
Ending Balance	$27,546

Note 6 – Related Party Transactions

Management Fees

For the three months ended June 30, 2016 and 2015, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three Months Ended June 30,
	2016	2015
	NOT REVIEWED
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
	NOT REVIEWED
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
	NOT REVIEWED
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