Form 10-Q/A
period 2016-03-31
Petrogress, Inc.
filed 2017-01-20
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2110, New York, NY 10017 (Address of principal executive office)

(212) 376-5228
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares outstanding of registrant's $0.001 par value Common Stock, as of May 20, 2016 was 166,795,087 shares.

EXPLANATORY NOTE

Petrogress, Inc. (the “Company,” “Petrogress,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (the “Second Amended Filing”) to amend our Quarterly Report on Form 10-Q /A for the quarter ended March 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 18, 2016 (the “First Amended Filing”). This Second Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did review the interim financial statements as of and for the three months ended March 31, 2016 pursuant to the Public Company Accounting Oversight Board’s (“PCAOB”) AU 722, Interim Financial Information , as required by Rule 10-01(d) of Regulation S-X. The headings in the columns of the financial statements and related notes thereto, and the headings of tables of financial information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been amended to delete the “Not Reviewed.” No other changes have been made to the Report.

PETROGRESS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this quarterly report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended December 31, 2015, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the "SEC"). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with, or furnish to, the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

PETROGRESS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Petrogress, Inc. (the "Company" or "Petrogress") was originally formed in the State of Florida under the name 800 Commerce, Inc. ("800 Commerce") on February 10, 2010. The Company was founded for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the "SEA") with an unrelated third party, Petrogres Co. Limited ("Petrogres"), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its common stock, in restricted form, representing 85% of the issued and outstanding shares of the Company's common stock at closing of the transaction. The SEA has been accounted for as a reverse acquisition and recapitalization of the Company whereby Petrogres is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Petrogres and its subsidiaries, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction.  The Company is deemed to be a continuation of the business of Petrogres and its subsidiaries.  Accordingly, the financial position, results of operations, and cash flows of the Petrogres (accounting acquirer) for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

As part of the transaction, the sole shareholder and CEO of Petrogres, Christos Traios, was appointed to the Board of Directors and B. Michael Friedman resigned as an officer and director. In addition, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

On March 9, 2016, the Company's Board approved an amendment to the Company's Articles of Incorporation to change the name of the Corporation to Petrogress, Inc.

Petrogres and its' subsidiaries business operations includes purchasing, at the scene of mining and extraction, crude oil product to be loaded onto company ships for transport of product either directly to customers or to independent processing refineries, with the company acting internationally as it has been in business for seven (7) years.

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

Emerging Growth Company

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 as amended (the "Securities Act") for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

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

Revenue Recognition

The Company recognizes revenues after product is delivered to contracted customer. Product in transit at the end of an accounting period is recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue during the month in which commissions are earned.

Fair Value of Financial Instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs"). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 — Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company's accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of March 31, 2016 the Company's marketable securities were $1,860. The Company's derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company's financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Marketable Securities	Total

Level I	$—	$1,860	$1,860
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company's accounts payable approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended March 31, 2016 includes the Company's outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

Accounting for Stock-based Compensation

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of the Company's common stock and recognized as expense during the period in which services are provided.

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

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company's tax years subsequent to 2010 remain subject to examination by federal and state tax jurisdictions.

Comprehensive Income

The Company has adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company's comprehensive loss consist of unrealized losses on available-for-sale securities.

Note 3 — Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 4 — Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company's revenues for the three months ended March 31, 2016 and 2015 and the accounts receivable balance as of March 31, 2016:

Customer	Sales % Three Months Ended March 31, 2016	Sales % Three Months Ended March 31, 2015	Accounts Receivable Balance as of March 31, 2016

A	26.4%	40.8%	$659,524
B	40.7%	19.2%	590,863
C	—	15.8%	266,000
D	15.5%	—	324,397
E	9.6%	—	251,349
F	7.8%	24.1%	137,000

Note 5 — Marketable Securities

The Company's marketable securities consist solely of 600,000 shares of Agritek Holdings, Inc.'s ("Agritek") common stock, issued to the Company in connection with the Company's formation in 2010. The Company classifies its marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income (loss), a separate component of stockholders' equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred. The fair value of the Company's holdings in Agritek's common stock totaled $1,860 as of March 31, 2016.

The following summarizes the carrying value of marketable securities as of March 31, 2016:

Historical cost	$114,000
Unrealized loss included in accumulated other comprehensive gain (loss)	(112,140)
Net carrying value	$1,860

Note 6 — Convertible Notes Payable

Effective with the SEA, Petrogres assumed and acquired two convertible promissory notes that were issued to Mammoth Corporation ("Mammoth"). Mammoth Note 1 had a balance of $31,339 and Mammoth Note 2 had a balance of $38,280. Mammoth Note 1 and Mammoth Note 2 are referred to as the Mammoth Notes. The Mammoth Notes are due September 9, 2016.

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

The fair value at the assumption and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2016:

	Assumption date	Remeasurement date

Expected dividends	-0-	-0-
Expected volatility	363%	363%
Expected term	6.3 months	5.3 months
Risk free interest	.49%	.37%

A summary of the convertible notes payable balance as of March 31, 2016 is as follows:

2016

Assumed Balance	$69,619
Conversion of convertible notes	(2,700)
Discount	(39,373)
Ending Balance	$27,546

Note 7 — Related Party Transactions

Management Fees

For the three months ended March 31, 2016 and 2015, the Company recorded expenses to its' officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three Months Ended March 31,
	2016	2015

Chief Executive Officer	$—	$—
CFO	4,000	—
Total	$4,000	$—

Prior to the SEA, Petrogres paid a dividend of $1.8 million to its sole shareholder.

Note 8 — Stockholders' Equity

Common Stock

Effective February 29, 2016, the Company issued 1,101,642 shares of the Company's common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547.

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

Note 9 — Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at March 31, 2016.

Note 10 — Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Note 11 — Subsequent Events

On April 11, 2016, the Company issued 6,800,000 shares of common stock to Mammoth upon the conversion of $22,032 of principal at a conversion price of $0.00324 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Petrogres for the three months ended March 31, 2016 and 2015, should be read in conjunction Petrogres's audited financial statements, and the notes to those financial statements that are included in the Company's Current Report on Form 8-K/A filed with the SEC on May 13, 2016. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on the Company's Form 10-K filed with the SEC on April 19, 2016. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview

Petrogress through its wholly owned subsidiaries operates as an oil commodity integrate company in West Africa. The Company provides the supply of petroleum products which are then shipped by its affiliated tanker fleet and delivered to the buyers for local refinery in Ghana. Petrogres' main operations are managed by an experienced team which is located at Petrogres's main office in Piraeus, Greece. By combining regional market knowledge and excellent service to its customers, along with more than 25 years' experience in shipping and ship's management, The Company has earned a reputation for reliably marketing and moving petroleum products primarily in West Africa.

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

For the three months ended cash used in financing activities was $182,340 related the Company's expenditures adding to vessel's value for her maintenance/upgrade.

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

Off-Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Revenue Recognition

The Company recognizes revenues when product is delivered to contracted customers. Product in transit at the end of an accounting period is recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Fair Value of Financial Instruments

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs"). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). The Company also considers the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 — Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company's own credit risk as observed in the credit default swap market.

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company's accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of March 31, 2016 the Company's marketable securities were $1,860. The Company's derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company's financial instruments that are measured at fair value on a recurring basis as of March 31, 2016 for each fair value hierarchy level:

March 31, 2016	Derivative Liability	Marketable Securities	Total

Level I	$—	$1,860	$1,860
Level II	$—	$—	$—
Level III	$152,050	$—	$152,050

The carrying amount of the Company's accounts payable approximate fair value to their short term.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended March 31, 2016 includes the Company's outstanding convertible debt that is convertible into approximately 6,018,760 shares of common stock.

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

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The Company's tax years subsequent to 2010 remain subject to examination by federal and state tax jurisdictions.

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

 Depreciation

The Company's vessels and other assets are depreciated sing primarily the straight-line method over the estimated useful lives.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective February 29, 2016, the Company issued 1,101,642 shares of the Company's common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.3	Articles of Amendment to the Articles of Incorporation filed February 25, 2016, (Incorporated herein by reference to exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on March 3, 2016).
3.4	Articles of Amendment to the Articles of Incorporation filed March 9, 2016, effective March 25, 2016 (Incorporated herein by reference to exhibit 3.3 to the Company's Current Report on Form 8-K as filed with the Commission on April 1, 2016).
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.1	Advisory Board Agreement dated May 22, 2012 by and between 800 Commerce, Inc. and James Canton (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.2	Advisory Board Agreement effective August 1, 2012 by and between 800 Commerce, Inc. and Scott Climes (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.3	Business Development and Consulting Agreement dated May 15, 2012 between 800 Commerce, Inc. and Daniel Najor (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.4	800 Commerce Inc.'s 2012 Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.5	Assignment Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.6	Consulting Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.7	Agent Referral Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures, LLC (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.8	Hosted Platform License & Services Agreement dated August 1, 2012 by and between 800 Commerce, Inc. and Payventures Tech, LLC (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.9	Client Agreement dated August 7, 2012 by and between 3Cinteractive, LLC and 800 Commerce, Inc. (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.10	Proposed Statement of Work dated September 20, 2012 by and between 800 Commerce, Inc. and interactiveMD (Incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
10.11	Convertible Promissory Note Agreement with Scott Climes (Incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 Amendment No. 1 as filed with the Commission on December 7, 2012).
10.12	NonCompetition, Non-Solicitation and Confidentiality Agreement (Incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.13	First Amendment to Assignment Agreement (Incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.14	Referral Marketing Agreement with Direct Technologies, LLC (now known as Frontstream Payments) (Incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 Amendment No. 3 as filed with the Commission on April 25, 2013).
10.15	Patent Assignment Agreement (Incorporated herein by reference to Exhibit 10.15 to the Company's Post-Effective Amendment No. 1 to Form S-1 as filed with the Commission on September 20, 2013).
10.16	Exchange Agreement with Petrogres, (Incorporated herein by reference to exhibit 3.1 to the Company's Current Report on Form 8-K as filed with the Commission on March 3, 2016).
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Company's Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: January 20, 2017

PETROGRESS, INC.

By:	/s/ Christos Traios
Christos Traios
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal financial officer)