Form 10-Q/A
period 2016-06-30
Petrogress, Inc.
filed 2017-01-23
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

(Amendment No. 2)

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2110 New York, NY 10017 (Address of principal executive office)

(212) 376-5228
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of August 19, 2016 was 166,795,087 shares.

EXPLANATORY NOTE

            Petrogress, Inc. (the “Company,” “Petrogress,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Second Amended Filing”) to amend our Quarterly Report on Form 10-Q /A for the quarter ended June 30, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on October 18, 2016 (the “First Amended Filing”). This Second Amended Filing is being filed solely for the purpose of showing that an independent registered public accountant did review the interim financial statements as of and for the three and six months ended June 30, 2016 pursuant to the Public Company Accounting Oversight Board’s (“PCAOB”) AU 722, Interim Financial Information, as required by Rule 10-01(d) of Regulation S-X. The headings in the columns of the financial statements and related notes thereto, and the headings of tables of financial information contained in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” have been amended to delete “Not Reviewed.” No other changes have been made to the Report.

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

(Unaudited)

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

(Unaudited)

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

(Unaudited)

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

The three hierarchy levels are defined as follows:

Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Note 4 - Sales Concentration and Concentration of Credit Risk

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

Note 5 - Convertible Notes Payable

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

Note 6 - Related Party Transactions

Management Fees

For the three months ended June 30, 2016 and 2015, the Company recorded expenses to its’ officers the following amounts, included in Salaries and Management Fees in the statements of operations, included herein:

	Three Months Ended June 30,
	2016	2015

Chief Executive Officer	$30,000	$—
CFO	4,000	—
Total	$34,000	$—

Note 7 - Stockholders’ Equity

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

Note 8 - Income Taxes

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

Note 9 - Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Other Agreements

1.	Platon Oil Refinery - Partnership agreement dd: October 2014

2.	Eklipza Energy - renewing from time to time

3.	Sanitex Oil & Marine Ltd

4.	Kare & Kare Ltd.

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

The three hierarchy levels are defined as follows:

Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

None.

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

Dated: January 23, 2017

PETROGRESS, INC.

By:	/s/ Christos Traios
Christos Traios
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal financial officer)