Form 10-Q
period 2016-09-30
Petrogress, Inc.
filed 2017-02-22
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of February 17, 2017 was 166,795,087 shares.

PETROGRESS, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2016

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

PETROGRESS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$139,717	$1,882,305
Accounts receivable, including related parties of $78,375 (2016)	2,534,327	2,650,171
Prepaid expenses, including officer of $395,009 (2016) and $331,877 (2015)	1,357,786	1,209,960
Marketable securities	4,140	—
Security deposits	8,775	—
Total current assets	4,044,745	5,742,436

Property and equipment, net	6,088,424	6,144,000

Total Assets	$10,133,169	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$313,222	$809,473
Due to officer	136,600	—
Convertible promissory note	44,887	—
Derivative liability	68,154	—
Total current liabilities	562,863	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 490,000,000 shares authorized; 166,795,807 (2016) and 136,000,000 (2015) shares issued and outstanding	166,796	136,000
Additional paid-in capital	8,423,641	8,666,838
Accumulated comprehensive loss	(1,140)	—
Retained earnings	981,009	2,274,125
Total stockholders' equity	9,570,306	11,076,963

Total liabilities and stockholders' equity	$10,133,169	$11,886,436

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,939,605	$4,230,069	$15,086,277	$15,483,100
Costs of goods sold	2,750,425	3,146,885	10,687,597	11,184,894

Gross profit	1,189,180	1,083,184	4,398,680	4,298,206

Operating expenses:
Operating Costs	524,520	835,127	2,132,373	2,314,257
Administration Costs	757,353	261,964	1,240,102	622,074
Depreciation	170,882	165,875	505,759	497,625
Total operating expenses	1,452,756	1,262,966	3,878,235	3,433,956

Operating income (loss) before other expenses and income taxes	(263,576)	(179,782)	520,445	864,250

Other income (expense):
Interest expense	(29,294)	—	(48,974)	—
Change in fair market value of derivative liabilities	49,768	—	149,514	—
Total other income, net	20,474	—	100,540	—

Income (loss) before income taxes	(243,102)	(179,782)	620,985	864,250
Income tax expense	8,900	18,400	43,600	88,900
Net Income (loss)	$(252,002)	$(198,182)	$577,385	$775,350

Other Comprehensive loss, net of tax:
Unrealized loss on marketable securities	$(2,280)	$—	$(1,140)	$—

Comprehensive gain (loss)	$(254,282)	$(198,182)	$576,245	$775,350

Net income (loss) per share	$(0.00)	$(0.00)	$0.00	$0.01

Weighted average number of common shares outstanding
Basic and diluted	166,795,807	136,000,000	159,068,969	136,000,000

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net income	$577,385	$775,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	505,759	497,625
Amortization of discount on convertible note	35,006	—
Non cash interest expense	13,968	—
Net cash acquired in recapitalization	517	—
Change in fair value of derivative liabilities	(149,514)	—
Change in operating assets and liabilities:
Increase in accounts receivable	(81,720)	(865,662)
Increase in prepaid assets	(147,827)	(525,872)
Decrease in amounts due from related parties	253,142	—
Decrease in accounts payable and accrued expenses	(557,749)	(77,762)
Increase in due to officers	66,600	—
Net cash provided by (used in) operating activities	515,567	(196,321)

Cash flows from investing activities:
Purchase of property plant and equipment	(449,380)	—
Payment of security deposits	(8,775)	—
Net cash used in investing activities	(458,155)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,742,588)	(196,321)

Cash and cash equivalents, Beginning	1,882,305	526,656

Cash and cash equivalents, Ending	$139,717	$330,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Relassification of derivative liability upon repayment of convertible debt	$82,651	$—
Common stock issued for conversion of notes and interest payable	$24,732	$—
Change in fair value for available for sale marketable securities	$1,140	$—

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

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing of oil and petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. See Note 4 for concentrations of credit risk as of September 30, 2016 and December 31, 2015.

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

Property and Equipment

Fixed assets consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,999,380	$9,550,000
Furniture and equipment	88,117	85,000
	10,087,497	9,635,000
Less: accumulated depreciation	(3,999,073)	(3,491,000)

	$6,088,424	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $170,882 and $165,875 was recorded for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense of $505,759 and $497,625 was recorded for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2016 for each fair value hierarchy level:

September 30, 2016	Derivative Liability	Marketable Securities	Total

Level I	$—	$4,140	$4,140
Level II	$—	$—	$—
Level III	$68,154	$—	$68,154

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended September 30, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 3,457,551 shares of common stock.

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

Note 4 - Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three and nine months ended September 30, 2016 and 2015 and the accounts receivable balance as of September 30, 2016:

	2016		2015
Customer	Sales % Three Months Ended September 30	Sales % Nine Months Ended September 30	Sales % Three Months Ended September 30	Sales % Nine Months Ended September 30	Accounts Receivable Balance as of September 30, 2016
A	35.2%	26.1%	48.4%	23.3%	$639,835
B	22.2%	25.8%	28.8%	21.9%	560,875
C	17.1%	16.2%	13.1%	17.8%	648,980
Total	74.5%	68.1%	90.3%	63.0%	$1,849,690

The concentration of credit risk per the table about is 73% of total accounts receivable as of September 30, 2016.

Note 5 - Convertible Notes Payable

Effective with the SEA, Petrogres assumed and acquired two convertible promissory notes that were issued to Mammoth Corporation (“Mammoth”). Mammoth Note 1 had a balance of $31,339 and Mammoth Note 2 had a balance of $38,280. Mammoth Note 1 and Mammoth Note 2 are referred to as the Mammoth Notes. The Mammoth Notes became due on September 9, 2016.

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

A summary of the derivative liability balance of the Mammoth Notes as of September 30, 2016 is as follows:

2016
Balance assumed	$300,321
Reduction for conversion	(82,652)
Fair Value Change	(149,515)
Ending Balance	$69,154

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2016:

	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	413%
Expected term in months	6	3
Risk free interest	.49%	.28%

A summary of the convertible notes payable balance as of September 30, 2016 is as follows:

2016
Assumed Balance	$69,619
Conversion of convertible notes	(24,732)
Ending Balance	$44,887

Note 6 - Related Party Transactions

Prepaid expenses

As of September 30, 2016, our wholly owned subsidiary advanced $395,009 to our CEO.

Due to Stockholders

Officer’s compensation

For the three and nine months ended September 30, 2016 and 2015, the Company recorded expenses to its’ officers the following amounts, included in Administration Costs in the statements of operations, included herein:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
President	$70,000	$—	$70,000	$—

The Company accrued $70,000 (included in Due to Officer on the balance sheet presented herein) of officer’s compensation during the three months ended September 30, 2016, in recognition of agreeing to compensate the Company’s CEO $10,000 per month retroactive to March 1, 2016.

Officer’s advances

During the nine months ended September 30, 2016, our CEO advanced the Company $104,100 and was repaid $37,500. As of September 30, 2016, the Company owed the CEO $66,600 (included in Due to Officer on the balance sheet presented herein).

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

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at September 30, 2016.

Note 9 - Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Other Agreements

1.	Platon Oil Refinery - Partnership agreement dd: October 2014

2.	Eklipza Energy - renewing from time to time

3.	Kare & Kare Ltd

4.	Atra Marine & Oil Ltd.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Petrogres for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction Petrogres’s audited financial statements, and the notes to those financial statements that are included in the Company’s Current Report on Form 8-K/Amendment No 3 filed with the SEC on February 1, 2017. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on the Company’s Form 10-K filed with the SEC on April 19, 2016. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Net Sales

Net sales for the three months ended September 30, 2016 and 2015 were $3,939,605 and $4,230,069, respectively, a decrease of $290,464 or approximately 6.9%. Net sales for the nine months ended September 30, 2016 and 2015 were $15,086,277 and $15,483,100, a decrease of $396,893 or approximately 2.6%, and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Crude oil gross sales	$2,382,897	$3,033,389	$7,190,349	$9,429,700
Gas oil gross sales	1,398,000	1,343,400	7,025,000	4,961,400
Other	158,708	(146,720)	870,928	1,092,000
Total	$3,939,605	$4,230,069	$15,086,277	$15,483,100

Cost of Sales

Cost of goods sold for the three months ended September 30, 2016 and 2015 were $2,750,425 and $3,146,885, respectively, a decrease of $396,460, or approximately 12.6%. Cost of goods sold for the nine months ended September 30, 2016 were $10,687,597 and $11,184,894, respectively, a decrease of $497,297 or approximately 4.5%, and were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Oil purchase costs	$2,044,262	$2,067,168	$7,869,086	$8,409,531
Shipping and handling costs	649,992	1,049,948	2,673,169	2,675,822
Other	56,171	29,769	145,342	99,541
Total	$2,750,425	$3,146,885	$10,687,597	$11,184,894

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 and 2015 were $1,452,756 and $1,262,966, respectively, an increase of $189,790, or approximately 15%. The increase in operating expenses is primarily due to increased administrative, US travel, legal and accounting expenses of in the aggregate of approximately $278,000 for the three months ended September 30, 2016, as a result of the merger transaction. This increase was offset by lower fleet operating expenses due to the decrease in shipment of barrels from approximately 371,400 in the 2015 period to 217,600 in the 2016 period.

Total operating expenses for the nine months ended September 30, 2016 and 2015 were $3,878,235 and $3,433,956, respectively, an increase of $444,279, or approximately 12.9%. The increase in operating expenses is primarily due to increased administrative, US travel, legal and accounting expenses of in the aggregate of approximately $390,000 as a result of the merger transaction.

Net Income (loss)

Net loss for the three months ended September 30, 2016 was $252,002 compared to $198,182 for the three months ended September 30, 2015 as a result of the increase in operating expenses being greater than the increase in gross profit the Company generated. Net income for the nine month periods ended September 30, 2016 and 2015 was $577,385 and $775,350, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net income has been sufficient to meet our working capital requirements for the level of business we are currently experiencing.

Cash provided by operating activities was $515,567 for the nine months ended September 30, 2016 compared to cash used in operations of $196,321 for the nine months ended September 30, 2015. The 2016 activity was a result of net income of $577,385, depreciation expense of $505,759, decreases of $149,514 in the fair value of derivative liabilities and net changes in assets and liabilities of $467,554. The 2015 activity was a result of net income of $775,350 and depreciation and amortization of $497,625 reduced by changes in assets and liabilities of $1,469,296.

Prior to the execution of the SEA (February 29, 2016), the Company paid a dividend to the sole shareholder (at the time of the payment) of $1,800,000.

For the nine months ended September 30, 2016, cash and cash equivalents decreased by $1,742,588 compared to a decrease of $196,321 for the nine months ended September 30, 2015. Ending cash and cash equivalents at September 30, 2016 was $139,717 compared to $330,335 at September 30, 2015.

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

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of September 30, 2016, three customers accounted for $1,849,690, or 73% of accounts receivable.

Inventory

The Company's inventory, which consists primarily of crude oil purchases on the vessel in transport, is valued at the lower of cost or market using the mark-to-market method of valuation.

Property and Equipment

Fixed assets consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015

Vessels	$9,999,380	$9,550,000
Furniture and equipment	88,117	85,000
	10,087,497	9,635,000
Less: accumulated depreciation	(3,999,073)	(3,491,000)

	$6,088,424	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $505,759 and $497,625 was recorded for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses and convertible debt. The carrying amount of the Company’s accounts payable approximate fair value to their short term. Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs (see Note 6). As of September 30, 2016 the Company’s marketable securities were $1,860. The Company’s derivative liability is valued using the level 3 inputs (see Note 7). The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2016 for each fair value hierarchy level:

September 30, 2016	Derivative Liability	Marketable Securities	Total

Level I	$—	$4,140	$4,140
Level II	$—	$—	$—
Level III	$68,154	$—	$68,154

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended September 30, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 3,457,551 shares of common stock.

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

Depreciation

The Company’s vessels and other assets are depreciated using primarily the straight-line method over the estimated useful lives.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of September 30, 2016 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

Dated: February 22, 2017

PETROGRESS, INC.

By:	/s/ Christos Traios
Christos Traios
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal financial officer)

