Form 10-K
period 2016-12-31
Petrogress, Inc.
filed 2017-04-13
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184459

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2110
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 376-5228
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock of the Company as of the last business day of its most recently completed second fiscal quarter, or June 30, 2016, was approximately $406,505.

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of April 6, 2017, was 166,795,807 shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis and Results of Operation) contains forward-looking statements. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Various factors, certain of which are discussed elsewhere in this document could affect the future results of the Company and could cause actual results to differ materially from those expressed in such forward-looking statements, including:

•	material adverse changes in general economic conditions or in the markets served by the Company, including changes in the prices of oil, natural gas, refined products, petrochemical products and other chemicals;
•	changes in currency exchange rates and currency devaluations;
•	the success and the economic efficiency of oil and natural gas exploration, development and production programs, including, without limitation, those that are not controlled and/or operated by us
•	uncertainties about estimates of changes in proven and potential reserves and the capabilities of production facilities;
•	uncertainties about the ability to control unit costs in exploration, production, refining and marketing (including refining margins) and chemicals;
•	changes in the current capital expenditure plans of the Company;
•	the ability of the Company to realize anticipated cost savings, synergies and operating efficiencies;
•	the financial resources of competitors;
•	changes in laws and regulations, including tax and environmental laws and industrial safety regulations;
•	the quality of future opportunities that may be presented to or pursued by the Company;
•	the ability to generate cash flow or obtain financing to fund growth and the cost of such financing and liquidity conditions in the capital markets generally;
•	the ability to obtain governmental or regulatory approvals;
•	the ability to respond to challenges in international markets, including political or economic conditions (including national and international armed conflict) and trade and regulatory matters (including actual or proposed sanctions on companies that conduct business in certain countries);
•	the ability to complete and integrate appropriate acquisitions, strategic alliances and joint ventures;
•	changes in the political environment that adversely affect exploration, production licenses and contractual rights or impose minimum drilling obligations, price controls, nationalization or expropriation, and regulation of refining and marketing, chemicals and power generating activities;
•	the possibility that other unpredictable events such as labor disputes or industrial accidents will adversely affect the business of the Company; and
•	the risk that the Company will inadequately hedge the price of crude oil or finished products

 In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Annual Report on Form 10-K and the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or "SEC," with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “Petrogress,” “the Company,” “we,” “us,” and “our” in this Report refer to Petrogress, Inc., a Delaware corporation and its wholly-owned subsidiaries.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Business Development

Overview

Petrogress, Inc. (the “Company” or “Petrogress”) operates a fully integrated oil commodity business, including upstream, midstream and downstream operations, primarily serving West African and Mediterranean countries. The Company operates primarily as a holding company and provides its services through three wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of the tanker fleet currently consisting of four vessels; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

The Company’s main operations are managed by an experienced team located in Piraeus, Greece.

Corporate History

We were originally incorporated in the State of Florida on February 10, 2010 under the name 800 Commerce, Inc. for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. Effective March 25, 2016, we changed our name from 800 Commerce, Inc. to Petrogress, Inc. and effective November 30, 2016, we changed our state of domicile from the State of Florida to the State of Delaware.

Securities Exchange Agreement

On February 29, 2016, we entered into a Securities Exchange Agreement (the “SEA”) with Petrogres Co. Limited, a Marshall Islands corporation (“Petrogres”), and its sole shareholder. Pursuant to the terms of the SEA, the Company acquired 100% of Petrogres and its affiliated companies. In exchange, the Company issued to the sole shareholder of Petrogres 136,000,000 shares of restricted common stock, representing 85% of the issued and outstanding shares of the Company’s common stock at the closing of the transaction. As part of the transaction, the sole shareholder and chief executive officer (“CEO”) of Petrogres, Christos Traios, was appointed as CEO and as a director of the Company and B. Michael Friedman resigned as an officer and director. In addition, the Company’s Board of Directors (the “Board”) approved an amendment to the Company’s Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The SEA has been accounted for as a reverse acquisition and recapitalization of the Company whereby Petrogres effectively became a public company, which has allowed us to increase our operational efficiency and continue to expand our operations. As a result of this transaction, we acquired both the assets and operations of Petrogres and its wholly-owned subsidiaries.

Description of Business

We operate primarily as a holding company for our three wholly-owned subsidiaries: Petrogres, Co. Limited; Petronav Carriers LLC; and Petrogress Oil & Gas Energy, Inc.

Petrogres Co. Limited, a Marshall Islands corporation (“Petrogres”), was incorporated in 2009 with the purpose of supplying crude oil and other oil products in West Africa.

Since its inception, Petrogres has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres has strengthened its position in the oil and gas industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

In 2014, Petrogres entered into a Joint Venture Agreement (the “JV Agreement”) with Platon Gas Oil Ghana Limited, an oil refinery and importer of various petroleum products based in Ghana (“Platon”). Pursuant to the terms of the JV Agreement, Platon processes crude oil and other products while Petrogres sells those products and other raw materials directly to local refineries in Ghana.

Since consummation of the SEA, Petrogres has successfully negotiated several new operational affiliations and partnerships to strengthen its existing oil operating platform. In November 2016, Petrogres entered into an alliance agreement with Prometheus Maritime Ltd., a Nigerian corporation (“PML”), a crude oil and gas trading company (the “Alliance Agreement”). Pursuant to the terms of the Alliance Agreement, Petrogres and PML agreed to cooperate towards a petroleum project in Nigeria , including the supply and transportation of oil commodities to various end-buyers throughout West Africa (the “Nigeria Petroleum Project”), with Petrogres acting as the lead party.

Today, Petrogres operates as an international merchant of petroleum products specializing in crude oil and refined products trade within West African and Mediterranean countries, with a focus on the supply and trade of light petroleum fuel oil (“LPFO”), refined oil products and other petrochemical commodities to local refineries in Ghana. Such products are shipped and delivered to these refineries by its four beneficially-owned affiliated vessels.

Petronav Carriers LLC, a Delaware corporation (“Petronav”), was incorporated in March 2016 with the purpose of managing the day-to-day operations of its four vessels, which are used to transport the Company’s petroleum products within various countries in West Africa. Petronav is currently exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its tanker fleet under management.

In December 2016, Petronav executed a non-binding memorandum of understanding (the “MOU”) with West Africa Fenders Ltd., a Nigerian company that provides ship-to-ship services to the oil and shipping industries (“WA Fenders”). The MOU contemplates that Petronav may purchase a 25% interest in the capital of WA Fenders, subject to execution of definitive agreements and customary closing conditions. As of the date of this annual report, we are conducting due diligence.

Petrogress Oil & Gas Energy Inc., a Texas corporation (“Petrogress Energy”), was incorporated in December 2015 and is focused on identifying and acquiring suitable interests in oil fields in Texas to allow for the Company’s expansion of its operations to include oil refinery production based within the United States and to export liquefied natural gas (“LNG”) to Mediterranean markets.

Our business structure affords us with full control of the logistics involved in oil sourcing and the transportation of our products by our affiliated vessels, which we believe to be a competitive advantage in West African markets. By directly controlling all aspects of our operations, as opposed to engaging the services of third-parties at potentially higher costs, we are able to keep costs low and thus generate revenue from a number of different sources.

Competition

International seaborne transportation of LPFO and the supply of petroleum products is mainly conducted by two types of operators: independent fleet-owning companies and fleets operated by both private and state owned oil companies. Many oil companies and other oil trading companies also operate their own vessels and transport oil for themselves and third-party charterers in direct competition with independent owners and operators. Competition for charters is intense and is based upon price, vessel location, the size, age, condition and acceptability of the vessel, and the quality and reputation of the vessel’s operator.

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

Employees

As of April 6, 2017, we currently have 8 employees located in Greece, 3 located in Ghana and 1 located in Cyprus, all of which are employed on a full-time basis. Additionally, we have approximately 75 full-time laborers and crew members that operate our vessels.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. Our results of operations and financial condition could be adversely affected by any of these risks, which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

Risks Related to our Business

We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial obligations.

We are a holding company, and our subsidiaries, which are all wholly-owned by us, may conduct all of our operations and may own operating assets we may acquire in the future. We have no significant assets other than the equity interests in our wholly-owned subsidiaries. As a result, our ability to satisfy our financial obligations depends on the ability of our subsidiaries to distribute funds to us.

Our operating results may fluctuate seasonally.

The market in which we operate our vessels may be affected by seasonal factors. As a result, historically we have exhibited a fluctuation in the demand for our products. The containership market is typically stronger in the autumn and winter in anticipation of increased consumption of consumer products, including various oil commodities, during the holiday peak seasons. In addition, unpredictable weather patterns during these periods tend to disrupt vessel scheduling and supplies of certain commodities. Thus to the extent that seasonal variations have the effect of reducing prevailing charter rates, our operating results may be adversely affected.

We generate all of our revenues in U.S. dollars but may also incur a portion of our expenses in other currencies, and therefore exchange rate fluctuations could have an adverse impact on our results of operations.

We generate all of our revenues in U.S. dollars and but may also incur a portion of our expenses in currencies other than the U.S. dollar. This difference could lead to fluctuations in our net income due to changes in the value of the dollar relative to the other currencies, in particular the Euro. Expenses incurred in foreign currencies against which the U.S. dollar falls in value could increase, further decreasing our net income or increasing our net loss and decreasing our cash flows from operations. Any declines in the value of the U.S. dollar could also lead to higher expenses payable by us.

An increase in operating costs could adversely affect our cash flows and financial condition.

Vessel operating expenses include the costs of crew, provisions, deck and engine stores, lubricating oil, insurance, security and maintenance and repairs, which depend on a variety of factors, many of which are beyond our control. Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of acts of piracy, have been increasing. In addition, in the event any of our vessels suffer damage, we our insurance may not cover the costs of repair. Such repair and maintenance costs are difficult to predict with certainty and may be substantial. Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Change to the price of fuel, or bunkers, may adversely affect profits.

An increase in the price of fuel beyond our expectations may adversely affect our future profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geo-political developments, supply of and demand for oil, actions by members of the Organization of the Petroleum Exporting Countries (OPEC) and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns and regulations. Further, despite the recent low fuel prices, fuel may become much more expensive in the future, which may reduce the potential profitability and competitiveness of our business compared to other forms of transportation, such as pipelines. Alternatively, a prolonged downturn in oil prices may cause oil companies to cut down production which could negatively impact market demand for global transportation of petroleum products. Changes in the price of fuel may adversely affect our profitability.

The shipping industry is inherently risky and we may not have adequate insurance to compensate us or to compensate third parties if we damage or lose our vessels.

There are a number of risks associated with the operation of ocean-going vessels, including mechanical failure, collision, human error, war, terrorism, piracy, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. Any of these events may result in loss of revenues, increased costs and decreased cash flows. In addition, the operation of any vessel is subject to the inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.

Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting. In addition, more stringent environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, protection and indemnity insurance against risks of environmental damage or pollution. Any uninsured or underinsured loss could harm our business, results of operations, cash flows and financial condition. In addition, any insurance we may acquire may be voidable by the insurers as a result of certain of our actions, such as ships we may acquire failing to maintain certification with applicable maritime self-regulatory organizations. Further, we cannot assure you that insurance policies we may have will cover all losses that we may incur, or that disputes over insurance claims will not arise with our future insurance carriers. Any claims covered by insurance would likely be subject to deductibles, and since it is possible that a large number of claims may be brought, the aggregate amount of these deductibles could be material. In addition, insurance policies that we may have may be subject to limitations and exclusions, which may increase our costs or lower our revenues in the future, thereby possibly having a material adverse effect on our business, results of operations, cash flows and financial condition.

In particular, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high inflammability and high volume of the oil transported in tankers.

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

Risks Relating to Ownership of Our Common Stock

We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we intend to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	allowance to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly Operations” disclosure;reduced “Management’s Discussion and Analysis of Financial Condition and Results of
•	reduced disclosure about our executive compensation arrangements;
•	no non-binding advisory votes on executive compensation or golden parachute arrangements; and
•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering (our “IPO”); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We have taken advantage of reduced reporting requirements in this report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you have beneficial ownership. In addition, we have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Exchange Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We cannot predict whether investors will find investing in our common stock to be less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company,” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, , and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future.

We will incur increased costs as a result of being a public company. These costs will adversely impact our results of operations.

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $200,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) costs. In addition, we have costs associated with corporate counsel and our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance. These added costs will delay the time in which we may expect to achieve profitability, if at all.

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

The majority of our common stock is beneficially owned by management, which means other stockholders will have little influence over our management.

Currently, our CEO and sole Director holds approximately 81.5% of our common stock. Each issued and outstanding share of common stock is entitled to one vote on each nominee for a directorship and on other matters presented to stockholders for approval. Our Certificate of Incorporation does not authorize cumulative voting for the election of directors. Any person or group who controls or can obtain more than fifty percent of the votes cast for the election of each director will control the election of all directors and other stockholders will not be able to elect any directors or exert any influence over management decisions. Removal of a director for any reason requires a majority vote of our issued and outstanding shares of common stock.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident officer and sole director.

Our CEO and sole Director, Christos Traios, is not resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Traios in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Traios based on the civil liability provisions of the United States securities laws. Since substantially all of our tangible assets are located in Europe and Africa, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in those foreign jurisdictions.

We have assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and management concluded they are not effective. If there is a material weakness in either, there are no assurances that our financial statements will not contain errors which could require us to restate our financial statements.

The Sarbanes-Oxley Act of 2002 (SOX) requires public companies to establish disclosure controls and procedures and controls over financial reporting and to periodically assess the effectiveness of the controls and procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 and to report on a quarterly basis, in our quarterly and annual reports which we file with the SEC, our management’s conclusion regarding the effectiveness of our disclosure controls and procedures. As of December 31, 2016, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2016, our disclosure controls and procedures are not effective.

There is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

We are not subject to certain corporate governance requirements applicable to listed companies.

Because our securities are not listed on a national securities exchange, we are not subject to corporate governance requirements that are applicable to listed companies. For instance, we are not required to have a majority of independent directors, a separate audit committee comprised entirely of independent directors or a separate compensation committee comprised entirely of independent directors. In addition, we are not required to have our board nominees selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to the corporate governance requirements applicable to listed companies.

The price of our common stock may be volatile as a result of factors that are beyond our control and if the price of our common stock fluctuates, you could lose a significant part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our common stock is categorized as “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders.

Prior to the consummation of the Securities Exchange Agreement on February 29, 2016, it was difficult for us to raise capital or find adequate sources of financing due to the size of our company, operations, and “penny stock” status. As a result, we were forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 50% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused and will continue to cause dilution to our stockholders in 2016 and may for the foreseeable future. As of December 31, 2016, we had approximately $44,887 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

There is a limited trading market for our common stock and there is no guarantee of a liquid public market for you to resell our common shares.

Our common stock trades under the symbol “PGAS” on the OTC Pink of the OTC Markets. OTC Pink is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTC Pink compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Certificate of Incorporation, contractual restrictions, and such other factors as our Board in its sole discretion deems relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2. PROPERTIES.

Petrogres leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately USD$2,658) (the “Piraeus Lease”). The Piraeus Lease expires on May 31, 2018. We believe that this office space is adequate for Petrogres’ current operations.

Effective June 13, 2016, the Company entered into a thirteen (13) month lease for a corporate apartment in New York City, to be used by the Company’s CEO during his travel to New York. Mr. Traios spends approximately 35% of his time in New York on business matters. The monthly lease is for $4,575 and expires July 12, 2017.

Effective October 1, 2016, the Company entered into a one year Office Services Agreement for office space and other services for a total base monthly fee of $2,800. The Company utilizes the New York office space for administrative purposes.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Pink under the symbol “PGAS”. The following table sets forth for the periods indicated the high and low bid quotations for our common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Period	High	Low
Fiscal Year 2016
First Quarter (January 1, 2016 – March 31, 2016)	$0.05	$0.01
Second Quarter (April 1, 2016 – June 30, 2016)	$0.09	$0.01
Third Quarter (July 1, 2016 – September 30, 2016)	$0.05	$0.01
Fourth Quarter (October 1, 2016 – December 31,2016)	$0.07	$0.01

Fiscal Year 2015
First Quarter (January 1, 2015 – March 31, 2015)	$0.05	$0.01
Second Quarter (April 1, 2015 – June 30, 2015)	$0.04	$0.02
Third Quarter (July 1, 2015 - September 30, 2015)	$0.02	$0.01
Fourth Quarter (October 1, 2015 – December 31, 2015)	$0.03	$0.01

(b) Holders.

As of April 6, 2017, we had 52 holders of record. One holder of record is CEDE & CO., a nominee of The Depository Trust Company, which held 23,329,240 shares of our common stock as of April 6, 2017. We estimate that there are over 9,000 stockholders who hold their shares of common stock in street name.

(c) Dividends

Petrogress, Inc. did not declare any cash dividends for the year ended December 31, 2016. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, except as may be required under applicable law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2016 and 2015.

(a) Liquidity and Capital Resources

For the year ended December 31, 2016, net cash provided by operating activities was $730,369 compared to $1,335,649 for the year ended December 31, 2015. The Company had net income of $223,144 for the year ended December 31, 2016 compared to $1,082,203 for the year ended December 31, 2015. Cash flows for the year ended December 31, 2016 was a result of the net income, depreciation expense of $676,328, non-cash interest expense of $48,974 reduced by the change in the fair value of derivative liabilities of $152,169 and the net change in operating assets and liabilities of $66,426. Cash flows for the year ended December 31, 2015 was a result of the net income and depreciation expense of $663,500 offset by the change in operating assets and liabilities of $390,054.

During the year ended December 31, 2016, cash used in investing activities was primarily a result of capital improvements of vessels and other property and equipment purchases of $450,591. There were no investing activities for the year ended December 31, 2015.

Prior to the SEA in February 2016, Petrogres Co. Limited paid a dividend of $1,800,000 to its sole shareholder.

For the year ended December 31, 2016, cash and cash equivalents decreased by $1,520,222 compared to an increase of $1,355,649 for the year ended December 31, 2015. Ending cash and cash equivalents at December 31, 2016 was $362,083 compared to $31,882,305 at December 31, 2015.

Since the reverse acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are net cash provided by operating activities, which includes the sale and shipment of petroleum products. Our need for capital resources is driven by our expansion plans, ongoing maintenance of our vessels and support of our operational expenses and corporate overhead and infrastructure. Based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures for at least the next ten months. Our intention to expand our operations or increase the oil sales or go into new projects-operations will be subject to extra financing support through individual sources.

Our liquidity may be adversely affected as described in “Risks Related to our Business” as described in Item 1A. “Risk Factors.”

(b) Results of Operations

Overview

We operate a fully integrated oil commodity business, including upstream, midstream and downstream operations, primarily serving West African and Mediterranean countries. The Company operates primarily as a holding company and provides its services through three wholly-owned subsidiaries: Petrogres Co. Ltd., which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of the tanker fleet currently consisting of four vessels; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

The Company’s main operations are managed by an experienced team, located in Piraeus, Greece.

Results of operations for the year ended December 31, 2016 vs. December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 and 2015 was $18,075,328 and $21,579,013, respectively, a decrease of $3,503,685 or approximately 16.2%. Sales were comprised of the following:

	Year ended December 31,
	2016	2015
Crude oil gross sales	$9,226,800	$14,358,941
Gas oil gross sales	7,697,600	5,346,000
Other	1,150,927	1,874,072
Total	$18,075,327	$21,759,013

 The decrease in sales resulted primarily from the increase in dry-docking expenses incurred as a result of the repair and maintenance of two of our vessels, which consequently caused a reduction in shipments and deliveries of our products.

Cost of Sales

Cost of goods sold for the year ended December 31, 2016 and 2015, were $12,497,214 and $15,705,806, respectively, a decrease of $3,208,592 or approximately 20.4%, and were comprised of the following:

	Year ended December 31,
	2016	2015
Oil purchase costs	$9,349,473	$11,417,014
Shipping and handling costs	2,986,388	4,053,217
Other	161,353	235,575
Total	$12,497,214	$15,705,806

Operating Expenses

Total operating expenses for the year ended December 31, 2016 and 2015 were $5,402,265 and $4,709,548, respectively, an increase of $692,716, or approximately 14.7%. The increase in operating expenses is primarily due to increased administrative, US travel, legal and accounting expenses in the aggregate of approximately $524,000 as a result of the merger transaction and public company expenses. This increase was offset by lower fleet operating expenses due to the decrease in shipment of barrels from the 2015 period compared to 2016 period.

Net Income

Net income for the year ended December 31, 2016 was $223,143 compared to $1,082,203 for the ended December 31, 2015 as a result of the decrease in gross profit and increase in operating costs.

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

Property and Equipment

Fixed assets consisted of the following as of December 31, 2016 and 2015:

18

	2016	2015
Vessels	$9,999,380	$9,550,000
Furniture and equipment	89,328	85,000
	10,088,708	9,635,000
Less: accumulated depreciation	(4,169,641)	(3,491,000)
	$5,919,067	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	10 years
Office equipment and furniture	10 years
Computer hardware	5 years

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

Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•	Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company’s financial instruments consist principally of marketable securities, the fair value of which is determined based on “Level 1” inputs. “Level 1” inputs consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with “Level 3” inputs. See Note 6.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 for each fair value hierarchy level:

December 31, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$20,940	$20,940
Level II	$—	$—	$—
Level III	$65,499	$—	$65,499

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the year ended December 31, 2016 including outstanding convertible debt that is convertible into approximately 2,380,266 shares of common stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

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

Comprehensive Income

The Company has adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in the Company’s comprehensive gain consist of unrealized gains on available-for-sale securities.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer (the “CFO”), as of the end of the period covered by this annual report on Form 10-K, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that review and evaluation, the Principal Executive Officer and CFO have concluded that as of December 31, 2016 disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

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

Our Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013). As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2016 as described below.

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

We are committed to improving the internal controls and (1) will consider using third party specialists to address shortfalls in staffing and to assist us with accounting and finance responsibilities, (2) will increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing additional outside directors and audit committee members in the future.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of directors and executive officers

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors:

Name	Age	Positions Held
Christos Traios	56	President, Chief Executive Officer, Chief Financial Officer and Director
John Moraites	65	Executive Vice President and Secretary

Christos Traios, President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Traios became our President, Chief Executive Officer, Chief Financial Officer and Director on February 29, 2016. Mr. Traios has been in the maritime industry for more than 25 years and has been in the oil business for eight years. Since the incorporation of Petrogres, Mr. Traios has served as its sole director and CEO. He currently serves as Chief Executive Officer and Managing Director of Navigas Carriers Inc., a sea transporter of liquiefied natural gas, and Oceanus Natfiki LLC, a provider of vessel management services within the dry-bulk industry. Mr. Traios attended Master Mariner & Law Maritime School for three years and served as second captain in the shipping industry for three years. Mr. Traios is a citizen of Greece.

Mr. Traios’s experience as our President and in management generally, as well as his extensive experience in the areas crude oil purchasing and selling, and tanker vessel shipping and management of operations qualify him to serve as a director of our Company.

John Moraites, Executive Vice President and Secretary. Mr. Moraites joined us as Secretary on June 15, 2016, and is presently employed as a Regional Vice President for Capacity Marine Corporation. Capacity Marine specializes in marine insurance nationally and internationally. Mr. Moraites has been at Capacity Marine for the past five years. Mr. Moraites has been involved in marine insurance for more than 40 years and has an extensive background and knowledge concerning all aspects of marine insurance and the marine industry as well. Mr. Moraites has Bachelor of Science degrees in history and government.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Ethics

We adopted a Code of Ethics for Senior Financial Management to promote honest and ethical conduct and to deter wrongdoing. This Code applies to our Chief Executive Officer, Chief Financial Officer, controller, principal accounting officer and other employees performing similar functions. Our Code of Ethics is available on our website (www.petrogressinc.com).

Corporate Governance

There have been no material changes to procedures by which security holders may recommend nominees to our Board of Directors.

We currently have no standing audit or nominating committees of our Board of Directors. Our entire Board of Directors currently performs these functions. We do not have an audit committee financial expert because we do not currently have the resources to retain one.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Christos Traios currently serves as our Chief Executive Office and sole director.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Director Independence

The sole director of our Board of Directors does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.

Section 16(a) Beneficial Ownership Report Compliance

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth all of the compensation awarded to, earned by or paid to: (i) each individual serving as our principal executive officer; (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2016 and who received in excess of $100,000.

2016 Summary Compensation of Executive Officers

Name & Principal Position	Year	Salary	Restricted Stock Awards	Option Awards	All Other Compensation	Total
Christos Traios	2016	$100,000	$—	$—	$—	$100,000
President, Chief Executive Officer and Chief Financial Officer	2015	$—	$—	$—	$—	$—

(1)	Beginning on April 1, 2016, the Company has agreed to monthly compensation of $10,000 per month for Christos Traios.

 We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2016.

Director Compensation

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Employment Agreements with Executive Officers

Effective April 1, 2016, we entered into an employment agreement with Christos Traios who serves as our President, Chief Executive Officer and Chief Financial Officer. Pursuant to our employment agreement with Mr. Traios, we agreed to pay Mr. Traios an annual salary of $120,000, which is payable in monthly installments of $10,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to the Company with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of the outstanding common stock of the Company as of April 6, 2017, by: (1) each person known by the Company to beneficially own 5% or more of the Company’s outstanding common stock; (2) each of the named executive officers as defined in Item 402(a)(3); (3) each of the Company’s directors; and (4) all of the Company’s named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

Name and Address of Beneficial Owner		Common Stock Number of Shares Beneficially Owned	Common Stock Percentage of Shares Beneficially Owned (1)
Christos Traios, Chief Executive Officer	(2)	136,000,000	81.5%
John Moraites, Secretary	(2)	—	—
All directors and officers as a group – 2 persons		136,000,000	81.5%

(1)	Based on 166,795,807 shares of common stock outstanding as of April 6, 2017.
(2)	The address for Mr. Traios and Mr. Moraites is c/o Petrogress, Inc., 757 Third Avenue, Suite 2110, New York, New York 10017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In connection with the SEA, Christos Traios was appointed as sole director, Chief Executive Officer and Chief Financial Officer of the Company. During the years ended December 31, 2016 and 2015 the Company has incurred a total of $100,000 and $0, respectively, representing Mr. Traios’ services to the Company. This amount, which is accrued and unpaid, is included within accrued expenses in the consolidated balance sheet.

During 2016, Mr. Traios made advances to the Company in the amount of $172,100. As of December 31, 2016, the Company has repaid Mr. Traios a total of $37,500. The remaining balance of $134,600 due to Mr. Traios is included within accrued expenses in the consolidated balance sheet.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed to the Company for the audit and other services provided by L & L CPA’s, RBSM LLP and David S Friedkin CPA.

	2016	2015
Audit Fees	$38,250	$13,363
Audit-Related Fees	—	—
Tax Fees	—	2,108
All Other Fees	—	—
Total	$38,250	$15,471

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

		The financial statements and Reports of Independent Registered Public Accounting Firms are included on pages F-1 through F-12.

	2.	Financial Statement Schedules

		All schedules for which provisions made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
2.1	Certificate of Conversion filed with the State of Florida, dated November 18, 2016 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
2.2	Certificate of Conversion filed with the State of Delaware, dated November 18, 2016 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.3	Articles of Amendment to the Articles of Incorporation filed February 29, 2016 (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8–K as filed with the Commission on March 3, 2016).
3.4	Articles of Amendment to the Articles of Incorporation filed March 10, 2016 (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Current Report on Form 8–K as filed with the Commission on April 1, 2016).
3.5	Certificate of Incorporation filed on November 16, 2016 with the State of Delaware (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
3.6	By-Laws of Petrogress, Inc., effective November 30, 2016 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
10.1	Securities Exchange Agreement, dated February 29, 2016, by and among the Company, Petrogres Co. Ltd., and the sole shareholder of Petrogres Co. Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2016).
10.2*	Employment Agreement, dated April 1, 2016, by and between Petrogress, Inc. and Christos Traios
14.1*	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
21*	Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1*	Certification of Principal Executive and Financial Officer pursuant to Section 1350
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrogress, Inc.

By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer

Date:	April 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christos Traios	President, Chief Executive, Chief Executive Officer and Director (principal executive, financial and accounting officer)	April 13, 2017

PETROGRESS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

David S. Friedkin CPA
CERTIFIED PUBLIC ACCOUNTANT
601 Haring Farm Court
River Vale, NJ 07675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Petrogress, Inc.

We have audited the accompanying consolidated balance sheets of Petrogress, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petrogress, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

David S. Friedkin CPA
River Vale, New Jersey
March 31st, 2017

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$362,083	$1,882,305
Accounts receivable	2,427,668	2,650,171
Accounts receivable, related party		—
Prepaid expenses and other current assets, including advances to shareholder of $395,009 in 2016 and $331,877 in 2015	1,058,088	1,209,960
Marketable securities	20,940	—
Total current assets	3,868,779	5,742,436

Property and equipment, net	5,919,067	6,144,000

Security deposit	8,775	—

Total Assets	$9,796,621	$11,886,436

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$148,269	$809,473
Due to related party	234,600	—
Convertible promissory note	44,887	—
Derivative liability	65,499	—
Total current liabilities	493,255	809,473

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued
Common stock, $0.001 par value; 490,000,000 shares authorized; 166,795,807 (2016) and 136,000,000 (2015) issued and outstanding	166,796	136,000
Additional paid-in capital	8,423,641	8,666,838
Accumulated comprehensive loss	15,660	—
Retained earnings	697,269	2,274,125
Total stockholders' equity	9,303,366	11,076,963

Total liabilities and stockholders' equity	$9,796,621	$11,886,436

See independent auditor's report and accompany notes to consolidated financial statements.

PETROGRESS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME

	Year Ended December 31,
	2016	2015

Revenues	$18,075,327	$21,579,013
Costs of goods sold	12,497,214	15,705,806

Gross profit	5,578,113	5,873,207

Operating expenses:
Operating Costs	2,715,835	3,034,938
Administration Costs	2,010,101	1,011,110
Depreciation	676,328	663,500
Total operating expenses	5,402,265	4,709,548

Operating income before other expenses and income taxes	175,848	1,163,659

Other income (expense):
Amortization of note discount	(48,974)	—
Change in fair market value of derivative liabilities	152,169	—
Total other income, net	103,195	—

Income before income taxes	279,043	1,163,659

Income tax expense	55,900	81,456

Net Income	223,143	1,082,203

Other comprehensive loss, net of tax
Unrealized loss on marketable securities	—	—

Comprehensive income (loss)	$223,143	$1,082,203

Net income per share	$0.002	$0.009

Weighted average number of common shares outstanding
Basic and fully diluted	161,016,555	136,000,000

See independent auditor's report and accompany notes to consolidated financial statements.

PETROGRESS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016 and 2015

	Common Stock		Common Stock to be issued		Additional Paid-in	Accumulated Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)

Balances, January 1, 2015	136,000,000	$136,000	—	$—	$8,666,838	$—	$1,191,922	$9,994,760

Net income for year ended December 31, 2015	—	—	—	—	—		1,082,203	1,082,203

Balances, December 31, 2015	136,000,000	136,000	—	—	8,666,838	—	2,274,125	11,076,963

Reorganization due to recapitalization	23,000,000	23,000	1,000,000	1,000	(343,784)			(319,784)

Reclassification of derivative liability upon conversion of convertible note				82,651			82,651

Unrealized gain on marketable securities						15,660		15,660

Common stock shares cancelled	(4,193)	(4)			4			—

Reclassification of note discount upon conversion of convertible note					2,700			2,700

Common stock issued for convertible notes	7,800,000	7,800	(1,000,000)	(1,000)	15,232			22,032

Dividend paid							(1,800,000)	(1,800,000)

Net income for year ended December 31, 2016							223,144	223,144

	166,795,807	166,796	$—	$—	$8,423,641	$15,660	$697,269	$9,303,366

See independent auditor's report and accompany notes to consolidated financial statements.

PETROGRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash Flows from operating activities:
Net income	$223,143	$1,082,203
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	676,328	663,500
Amortization of discount on convertible note	35,006	—
Interest expense on converted notes payable	13,968
Net cash acquired in recapitalization	517	—
Change in fair value of derivative liabilities	(152,169)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	223,080	(869,560)
Decrease (increase) in prepaid assets	151,872	95,040
Increase in amount due to shareholders	234,600
(Decrease) increase in accounts payable and accrued expenses	(667,203)	384,466
Increase in security deposits	(8,775)
Net cash provided by (used in) operating activities	730,369	1,355,649

Cash flows from investing activities:
Purchase of property plant and equipment	(450,591)	—
Net cash used in investing activities	(450,591)	—

Cash flows from financing activities:
Dividends paid	(1,800,000)	—
Net cash used in financing activities	(1,800,000)	—

Net decrease in cash and cash equivalents	(1,520,222)	1,355,649

Cash and cash equivalents, Beginning of Period	1,882,305	526,656

Cash and cash equivalents, End of Period	$362,083	$1,882,305

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$48,523	—
Common stock issued for conversion of notes and interest payable	$24,732	—
Change in fair value for available for sale marketable securities	$(1,860)	—

See independent auditor's report and accompany notes to consolidated financial statements.

PETROGRESS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization

Petrogress, Inc. (the “Company” or “Petrogress”) operates a fully integrated oil commodity business, including upstream, midstream and downstream operations, primarily serving West African and Mediterranean countries. The Company operates primarily as a holding company and provides its services through three wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of the tanker fleet currently consisting of four vessels; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

We were originally incorporated in the State of Florida on February 10, 2010 under the name 800 Commerce, Inc. for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. Effective March 25, 2016, we changed our name from 800 Commerce, Inc. to Petrogress, Inc. and effective November 30, 2016, we changed our state of domicile from the State of Florida to the State of Delaware.

Securities Exchange Agreement

On February 29, 2016, we entered into a Securities Exchange Agreement (the “SEA”) with Petrogres Co. Limited, a Marshall Islands corporation (“Petrogres”), and its sole shareholder. Pursuant to the terms of the SEA, the Company acquired 100% of Petrogres and its affiliated companies. In exchange, the Company issued to the sole shareholder of Petrogres 136,000,000 shares of restricted common stock, representing 85% of the issued and outstanding shares of the Company’s common stock at the closing of the transaction. As part of the transaction, the sole shareholder and chief executive officer (“CEO”) of Petrogres, Christos Traios, was appointed as CEO and as a director of the Company and B. Michael Friedman resigned as an officer and director. In addition, the Company’s Board of Directors (the “Board”) approved an amendment to the Company’s Articles of Incorporation, increasing the authorized capital to 490,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

The SEA has been accounted for as a reverse acquisition and recapitalization of the Company whereby Petrogres effectively became a public company, which has allowed us to increase our operational efficiency and continue to expand our operations. As a result of this transaction, we acquired both the assets and operations of Petrogres and its wholly-owned subsidiaries.

Description of Business

We operate primarily as a holding company for our three wholly-owned subsidiaries: Petrogres, Co. Limited; Petronav Carriers LLC; and Petrogress Oil & Gas Energy, Inc.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries listed below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands) Petrogress Oil & Gas Energy, Inc. (Texas) Petronav Carriers LLC (Delaware)

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

Accounts Receivable /Concentrations of Credit Risk

The Company and its affiliates are engaged primarily in the purchase, transport and processing of oil and petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of December 31, 2016 and 2015, the Company had no significant concentrations of credit risk.

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

Depreciation

The Company's vessels and other assets are depreciated using primarily the straight-line method over the estimated useful lives.

Inventory

The Company's inventory, which consists primarily of crude oil purchases on the vessel in transport, is valued at the lower of cost or market using the mark-to-market method of valuation.

Revenue Recognition

The Company recognizes revenues after products are delivered to contracted customers. Products in transit at the end of an accounting period are recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

 Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company’s financial instruments consist principally of marketable securities, the fair value of which is determined based on “Level 1” inputs. “Level 1” inputs consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s derivative liability resulting from the issuance of convertible debt is adjusted to fair value based on recent sales of the underlying common stock and the use of an option pricing model, which are consistent with “Level 3” inputs. See Note 6.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2016 for each fair value hierarchy level:

December 31, 2016	Derivative Liability	Marketable Securities	Total
Level I	$—	$20,940	$20,940
Level II	$—	$—	$—
Level III	$65,499	$—	$65,499

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended December 31, 2016 includes the Company’s outstanding convertible debt that is convertible into approximately 2,380,266 shares of common stock were not included in the calculation of diluted income per share because their impact was anti-dilutive.

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

Date of Management's Review

Management has evaluated subsequent events through March 31st, 2017, the date on which the financial statements were available to be issued.

Note 3 – Fixed Assets

Fixed assets consisted of the following as of December 31, 2016 and 2015:

	2016	2015
Vessels	$9,999,380	$9,550,000
Furniture and equipment	89,328	85,000
	10,088,708	9,635,000
Less: accumulated depreciation	(4,169,641)	(3,491,000)
	$5,919,067	$6,144,000

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $676,328 and $663,500 was recorded for the years ended December 31, 2016 and 2015, respectively.

Note 4 - Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2016 and 2015 and the accounts receivable balance as of December 31, 2016:

Customer	Sales % 2016	Sales % 2015	Accounts Receivable Balance as of December 31, 2016
A	25.4%	19.5%	$480,875
B	21.6%	16.7%	158,980
C	20.1%	23.0%	937,483
D	13.7%	—	—
E	—	20.8%	100,433
			$1,677,771

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

A summary of the derivative liability balance of the Mammoth Notes as of December 31, 2016 is as follows:

2016
Balance assumed	$300,321
Reduction for conversion	(82,652)
Fair Value Change	(152,170)
Ending Balance	$65,499

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2016:

	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	366%
Expected terms in months	6	3
Risk yield	.49%	.28%

A summary of the convertible notes payable balance as of December 31, 2016 is as follows:

2016
Assumed Balance	$69,619
Conversion of convertible notes	(24,732)
Ending Balance	$44,887

Note 6 - Related Party Transactions

Due to Stockholders

Officer’s compensation

For the years ended December 31, 2016 and 2015, the Company recorded expenses to its officers the following amounts, included in Administration Costs in the statements of operations, included herein:

	Years ended December 31,
	2016	2015
President, Chief Executive Officer and Chief Financial Officer	$100,000	$—

The Company accrued $100,000 (included in Due to Stockholders on the balance sheet presented herein) of officer’s compensation during the year ended December 31, 2016, in recognition of agreeing to compensate the Company’s President, Chief Executive Officer and Chief Financial Officer $10,000 per month effective April 1, 2016.

Officer’s advances

During the year ended December 31, 2016, our Chief Executive Officer advanced the Company $172,100 and was repaid $37,500. As of December 31, 2016, the Company owed the Chief Executive Officer $134,600 (included in Due to Stockholders on the balance sheet presented herein).

Intercompany transactions

All intercompany accounts and transactions have been eliminated in consolidation, including:

•	$224,065 that Petrogress, Inc. owes to Petrogres Co. Limited for travel expenses paid by Petrogres Co. Limited on behalf of Petrogress, Inc.
•	$5,000 that Petrogres Co. Limited advanced to Petrogress, Inc.
•	$100,000 that Petrogres Oil & Gas advanced to Petrogress, Inc.

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

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2016.

Note 9 - Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Lease Agreements

Petrogres leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately USD$2,658) (the “Piraeus Lease”). The Piraeus Lease expires on May 31, 2018. We believe that this office space is adequate for Petrogres’ current operations.

Effective June 13, 2016, the Company entered into a thirteen (13) month lease for a corporate apartment in New York City, to be used by the Company’s Chief Executive Officer during his travel to New York. Mr. Traios spends approximately 35% of his time in New York on business matters. The monthly lease is for $4,575 and expires July 12, 2017.

Effective October 1, 2016, the Company entered into a one year Office Services Agreement for office space and other services for a total base monthly fee of $2,800. The Company utilizes the New York office space for administrative purposes.

 Future rent payments based on the terms for the Company’s leases are as follows:

Twelve months ending December 31,	Amount
2017	$84,750
2018	13,375
$98,125

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2017, which is the date the financial statements were available for issuance.

