Form 10-K/A
period 2016-12-31
Petrogress, Inc.
filed 2017-05-15
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on April 13, 2017. The sole purpose of this Amendment No. 1 is to add the conformed signature of David S. Friedkin CPA on the Report of Independent Registered Public Accounting Firm (the “Report”) in Item 15 of Part IV. The Report had been physically signed by David S. Friedkin CPA prior to the Original Filing, but the conformed signature was unintentionally omitted from the Original Filing.

No other modifications or changes have been made to the Original Filing or our financial statements included therein. This Amendment No. 1 does not reflect the effect of any events subsequent to the Original Filing except for the inclusion of the aforementioned conformed signature.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit Number	Description of Exhibit
2.1	Certificate of Conversion filed with the State of Florida, dated November 18, 2016 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
2.2	Certificate of Conversion filed with the State of Delaware, dated November 18, 2016 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.2	Articles of Amendment to the Articles of Incorporation filed October 11, 2011 (Incorporated herein by reference to Exhibit 3.2 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
3.3	Articles of Amendment to the Articles of Incorporation filed February 29, 2016 (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8–K as filed with the Commission on March 3, 2016).
3.4	Articles of Amendment to the Articles of Incorporation filed March 10, 2016 (Incorporated herein by reference to Exhibit 3.3 as part of the Company’s Current Report on Form 8–K as filed with the Commission on April 1, 2016).
3.5	Certificate of Incorporation filed on November 16, 2016 with the State of Delaware (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
3.6	By-Laws of Petrogress, Inc., effective November 30, 2016 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).
10.1	Securities Exchange Agreement, dated February 29, 2016, by and among the Company, Petrogres Co. Ltd., and the sole shareholder of Petrogres Co. Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2016).
10.2**	Employment Agreement, dated April 1, 2016, by and between Petrogress, Inc. and Christos Traios
14.1**	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 as part of the Company’s Registration Statement on Form S-1 as filed with the Commission on October 17, 2012).
21**	Subsidiaries
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer
32.1**	Certification of Principal Executive and Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Labels Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Filed in the Original Filing.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrogress, Inc.

By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer

Date:	May 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christos Traios	President, Chief Executive, Chief Executive Officer and Director (principal executive, financial and accounting officer)	May 15, 2017

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

/s/ David S. Friedkin CPA

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

