Form 10-Q
period 2017-03-31
Petrogress, Inc.
filed 2017-05-22
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of registrant’s $0.001 par value Common Stock, as of May 19, 2017 was 166,795,807 shares.

PETROGRESS, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2017

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

Although forward-looking statements in this quarterly report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other reports that we file with the Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q.

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

PETROGRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$629,115	$362,083
Accounts receivable	3,049,711	2,427,668
Prepaid expenses and other current assets	671,301	1,058,088
Marketable securities	20,940	20,940
Total current assets	4,371,067	3,868,799

Property and equipment, net	5,745,499	5,919,067

Security deposit	8,775	8,775

Total Assets	$10,125,341	$9,796,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$250,746	$148,269
Due to related party	208,500	234,600
Convertible promissory note	44,887	44,887
Derivative liability	65,499	65,499
Total current liabilities	569,632	493,255

Commitments and Contingencies

Stockholders' Equity:
Common stock	166,796	166,796
Additional paid-in capital	8,423,641	8,423,641
Accumulated comprehensive loss	15,660	15,660
Retained earnings	949,612	697,269
Total stockholders' equity	9,555,709	9,303,366

Total liabilities and stockholders' equity	$10,125,341	$9,796,621

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Revenues	$4,019,113	$5,819,056
Costs of goods sold	2,274,585	4,206,536

Gross profit	1,744,528	1,612,520

Operating expenses:
Operating Costs	935,500	812,075
Administrative Costs	383,721	242,301
Depreciation	173,568	165,907
Total operating expenses	1,492,789	1,220,283

Operating income before other expenses and income taxes	251,739	392,237

Other income (expense):
Amortization of note discount	—	(9,930)
Change in fair market value of derivative liabilities	—	99,746
Gain on foreign currency exchange	1,105	—
Total other income, net	1,105	89,816

Income before income taxes	252,844	482,053

Income tax expense	—	18,000

Net Income	252,844	464,053

Other comprehensive loss, net of tax
Unrealized loss on marketable securities	—	(3,420)

Comprehensive income (loss)	$252,844	$460,633

Net income per share	$0.002	$0.003

Weighted average number of common shares outstanding
Basic and fully diluted	161,016,555	144,188,842

See accompanying notes to condensed consolidated financial statements.

PETROGRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from operating activities:
Net income	$252,844	$464,053
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	173,568	165,907
Amortization of discount on convertible note	—	9,930
Interest expense on converted notes payable
Net cash acquired in recapitalization	(502)	517
Change in fair value of derivative liabilities	—	(99,746)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(622,043)	158,320
Decrease (increase) in prepaid assets	386,788	136,415
(Decrease) increase in accounts payable and accrued expenses	76,377	(187,110)
Net cash provided by (used in) operating activities	267,032	648,286

Cash flows from investing activities:
Purchase of property plant and equipment	—	(182,340)
Net cash used in investing activities	—	(182,340)

Cash flows from financing activities:
Dividends paid	—	(1,800,000)
Net cash used in financing activities	—	(1,800,000)

Net increase (decrease) in cash and cash equivalents	267,032	(1,334,054)

Cash and cash equivalents, Beginning of Period	362,083	1,882,305

Cash and cash equivalents, End of Period	$629,115	$548,251

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$—	$48,523
Common stock issued for conversion of notes and interest payable	$—	$2,700
Change in fair value for available for sale marketable securities	$—	$3,420

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

Accounts Receivable

The Company and its affiliates are engaged primarily in the purchase, transport and processing of oil and petroleum products. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of March 31, 2017 and December 31, 2016, the Company had no significant concentrations of credit risk.

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

Property and Equipment

Fixed assets consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016

Vessels	$9,999,380	$9,999,380
Furniture and equipment	89,328	89,328
	10,088,708	10,088,708
Less: accumulated depreciation	(4,343,209)	(4,169,641)

	$5,745,499	$5,919,067

Property and equipment are stated at cost, and depreciation is provided by use of straight-line methods over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Vessels	15 years
Office equipment and furniture	10 years
Computer hardware	5 years

Depreciation expense of $173,568 and $165,907 was recorded for the three months ended March 31, 2017 and 2016, respectively. Depreciation expense of $676,328 was recorded for the year ended December 31, 2016.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2017 for each fair value hierarchy level:

March 31, 2017	Derivative Liability	Marketable Securities	Total

Level I	$—	$20,940	$20,940
Level II	$—	$—	$—
Level III	$65,499	$—	$65,499

The carrying amount of the Company’s accounts payable approximate fair value to their short term.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Potentially dilutive securities for the periods ended March 31, 2017 includes the Company’s outstanding convertible debt that is convertible into approximately 3,457,551 shares of common stock.

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

Note 4 - Sales Concentration and Concentration of Credit Risk

Sales and Accounts Receivable

Following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2017 and 2016, and the accounts receivable balance as of March 31, 2017:

Customer	Sales % Three Months Ended March 31, 2017	Sales % Three Months Ended March 31, 2016	Accounts Receivable Balance as of March 31, 2017

A	61.0%	35.9%	$769,528
B	30.3%	19.7%	718,729
C	0.0%	11.5%	—
			$1,488,257

Note 5 - Convertible Notes Payable

Effective with the SEA, Petrogress assumed and acquired two convertible promissory notes that were issued to Mammoth Corporation (“Mammoth”). Mammoth Note 1 had a balance of $31,339 and Mammoth Note 2 had a balance of $38,280. Mammoth Note 1 and Mammoth Note 2 are referred to as the Mammoth Notes. The Mammoth Notes became due on September 9, 2016.

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

A summary of the derivative liability balance of the Mammoth Notes as of March 31, 2017 is as follows:

Balance assumed	$300,321
Reduction for conversion	(82,652)
Fair Value Change	(152,170)
Ending Balance	$65,499

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017:

	Assumption date	Remeasurement date
Expected dividends	-0-	-0-
Expected volatility	363%	366%
Expected terms in months	6	3
Risk yield	.49%	.28%

A summary of the convertible notes payable balance as of March 31, 2017 is as follows:

Assumed Balance	$69,619
Conversion of convertible notes	(24,732)
Ending Balance	$44,887

Note 6 - Related Party Transactions

Due from Related Parties

As of March 31, 2017, accounts receivable due from related parties was $766,966.

Due to Stockholders

Officer’s compensation

For the three months ended March 31, 2017 and 2016, the Company recorded officers’ compensation as follows:

	2017	2016
President/CEO	$30,000	$—

As of March 31, 2017, the company has accrued $100,000 in recognition of agreeing to compensate the Company’s CEO $10,000 per month retroactive to March 1, 2016.

Officer’s advances

During the three months ended March 31, 2017, the CEO advanced the Company $78,500. As of March 31, 2017 the Company owed the CEO $208,500.

Intercompany transactions

All intercompany accounts and transactions have been eliminated in consolidation.

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

Lease Agreements

Petrogres leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately $2,783 USD). The amended lease expires on May 31, 2018. The Company believes that this office space is adequate for its operations at the present time.

Effective June 13, 2016, the Company entered into a thirteen (13) month lease for a corporate apartment in New York City, to be used by the Company’s CEO during his travel to New York. Mr. Traios spends approximately 35% of his time in New York on business matters. The monthly rental is for $4,575 through July 12, 2017.

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

None.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Sales

Net sales for the three months ended March 31, 2017 and 2016 were $4,019,113 and $5,819,056, respectively, a decrease of $1,799,943 or approximately 31.0% and were comprised of the following:

	2017	2016
Crude oil gross sales	$2,993,613	$2,393,284
Gas oil gross sales	—	3,070,000
Other	1,025,500	355,772
Total	$4,019,113	$5,819,056

Cost of Sales

Cost of goods sold for the three months ended March 31, 2017 and 2016 were $2,274,585 and $4,206,536, respectively, a decrease of $1,931,951, or approximately 46.0% and were comprised of the following:

	2017	2016
Oil purchase costs	$1,487,686	$3,006,118
Shipping and handling costs	768,899	1,117,265
Other	—	83,153
Total	$2,274,585	$4,206,536

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 and 2016 were $1,492,789 and $1,220,283, respectively, an increase of $272,506, or approximately 22.0%. The increase in operating expenses is primarily due to increased administrative, US travel, legal and accounting expenses, due to company expansion. This increase was offset by lower fleet operating expenses due to the decrease in of shipment of barrels from approximately 80,359 in the 2016 period to 49,575 in the 2017 period.

Net Income

Net income for the three months ended March 31, 2017 was $252,844 compared to $464,053 for the three months ended March 31, 2016 as a result of the increase in operating expenses being greater than the increase in gross profit the Company generated.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Our net income has been sufficient to meet our working capital requirements for the level of business we are currently experiencing.

Cash provided by operating activities was $267,534 for the three months ended March 31, 2017 compared to cash provided by operations of $648,286 for the three months ended March 31, 2016. The 2017 activity was a result of net income of $252,844, depreciation expense of $173,568, and net changes in assets and liabilities of $(158,878). The 2016 activity was a result of net income of $464,053 and depreciation and amortization of $165,907, and net changes in assets and liabilities of $22,624 reduced by a gain in the change in the fair value of derivative liabilities.

Prior to the execution of the SEA (February 29, 2016), the Company paid a dividend to the sole shareholder (at the time of the payment) of $1,800,000.

For the three months ended March 31, 2017, cash and cash equivalents increased by $267,534 compared to a decrease of $1,334,054 for the three months ended March 31, 2016. Ending cash and cash equivalents at March 31, 2017 was $629,115 compared to $548,251 at March 31, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective as of March 31, 2017 due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2017

PETROGRESS, INC.

By:	/s/ Christos Traios
Christos Traios
Chief Executive Officer (principal executive officer)
Chief Financial Officer (principal financial and accounting officer)

