Form 10-Q
period 2017-06-30
Petrogress, Inc.
filed 2017-08-14
CIK 1558465

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2017: 166,795,807 shares of common stock, par value $0.001

Petrogress, Inc.

Form 10-Q for the Quarter ended June 30, 2017

Part I - Financial Information Item 1 - Financial Statements

Petrogress, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	(Unaudited)	(Audited)
	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$831,211	$362,083
Accounts receivable	4,405,423	2,427,668
Prepaid expenses and other current assets	580,904	1,058,088
Marketable securities	20,940	20,940
Total Current Assets	5,838,477	3,868,779

Property and Equipment, net	5,770,067	5,919,067

Other Assets	8,775	8,775
Security deposit

Total Assets	$11,617,319	$9,796,621

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$511,467	$148,269
Due to related party	371,545	371,545
Convertible promissory notes	—	44,887
Derivative liability related to convertible promissory notes	—	65,499

Total Current Liabilities	883,012	493,255

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock: $0.001 par value 10,000,000 shares authorized
Series A - $100 predesignated par value
100 shares designated, None issued and outstanding
Common stock: $0.001 par value
490,000,000 shares authorized, 166,795,807 issued and outstanding	166,796	166,796
Additional paid-in capital	8,423,641	8,423,641
Accumulated comprehensive income	15,660	15,660
Retained earnings	2,128,210	697,269

Total Stockholders' Equity	10,734,307	9,303,366

Total Liabilities and Stockholders’ Equity	$11,617,319	$9,796,621

Petrogress, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Six and Three months ended June 30, 2017 and 2016

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016

Revenues	$8,462,185	$11,146,672	$4,443,072	$5,327,888
Cost of Sales	4,088,856	7,937,172	1,814,271	3,730,637

Gross Profit	4,373,329	3,209,500	2,628,801	1,597,251

Operating expenses
Operating costs	1,815,100	1,607,853	879,600	795,778
General and administrative costs	845,618	482,749	461,897	268,549
Depreciation and amortization	348,930	334,877	175,362	169,002

Total operating expenses	3,009,648	2,425,479	1,516,859	1,233,329

Income from operations	1,363,681	784,021	1,111,942	363,922

Other income (expense)
Interest expense on notes payable	—	(19,860)	—	(9,930)
Gain on foreign currency exchange	2,263	—	1,158	—
Change in fair market value of derivative
Liabilities	65,499	99,746	65,499	99,746
Total other income (expense)	67,762	79,886	66,657	89,816

Income before provision for income
Taxes	1,431,443	863,907	1,178,599	453,738

Provision for income taxes	—	(34,700)	—	(16,700)

Net Income	1,431,443	829,207	1,178,599	437,038

Other comprehensive income (loss)
Change in fair value for available for sale
Marketable securities	—	(1,860)	—	1,560

Comprehensive Income	$1,431,443	$827,347	$1,178,599	$438,598
Income per weighted-average share of common stock outstanding computed on net income-basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number of shares of common stock outstanding-basic and fully diluted	166,795,807	166,795,807	166,795,807	166,795,807

Petrogress, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six months ended June 30, 2017 and 2016

(Unaudited)

	Six months Ended June, 30 2017	Six months Ended June, 30 2016
Cash Flows from Operating Activities
Net income (loss) for the period	$1,431,443	$829,207
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348,930	334,877
Amortization of discount on convertible notes	—	19,860
Net cash acquired in recapitalization	(500)	517
Change in fair value of derivative liabilities	(65,499)	(99,746)
(Increase) Decrease in:
Accounts receivable	(1,977,755)	(2,708,639)
Prepaid expenses and other	477,184	252,991
Increase (Decrease) in:
Accounts payable and accrued expenses	500,143	1,796,960
Net cash provided by operating activities	713,946	426,027

Cash Flows from Investing Activities
Purchase of property and equipment	(199,931)	(276,960)
Net cash (used in) investing activities	(199,931)	(276,960)

Cash Flows from Financing Activities
Repayment of convertible note payable	(44,887)	—
Dividends paid	—	(1,800,000)
Net cash used in financing activities	(44,887)	(1,800,000)

Increase (Decrease) in Cash	469,128	(1,650,933)

Cash at beginning of period	362,083	1,882,305

Cash at end of period	$831,211	$231,372

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reclassification of derivative liability upon Repayment of convertible debt	$—	$48,523
Common stock issued for conversion of notes and interest payable	$—	$24,732
Change in fair value for available for sale marketable securities	$—	$(1,860)

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017 and December 31, 2016

Note A - Background and Description of Business

Petrogress, Inc. (the “Company” or “Petrogress”) was incorporated on February 10, 2010 under the Laws of the State of Florida as 800 Commerce, Inc. (800 Commerce) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “SEA”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its restricted, unregistered common stock, representing approximately 85% of the post- transaction issued and outstanding shares of the Company’s common stock.

On March 9, 2016, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to Petrogress, Inc.

On November 16, 2016, the Company filed Articles of Merger and Plan of Merger with the State of Florida and the State of Delaware to change the Company’s domicile from Florida to Delaware by means of a merger with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Delaware corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company’s corporate name of Petrogress, Inc. and modified the Company’s capital structure to allow for the issuance of up to 490,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

The acquisition of Petrogres, by the Company on February 29, 2016 effected a change in control and was accounted for as a ”reverse acquisition” whereby Petrogres was the accounting acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of Petrogres and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29,2016 transaction date.

Petrogress operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates primarily as a holding company and provides its services through three wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet currently consisting of four vessels; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas. The Company’s management team operates from its principal offices located in Piraeus, Greece.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year-end of December 31.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Note B - Preparation of Financial Statements - Continued

For segment reporting purposes, the Company and its subsidiaries operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2016. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2017.

The accompanying consolidated financial statements, as of and for the periods ended June 30, 2017 and 2016, respectively and as appropriate, contain the accounts of the Company and its wholly-owned subsidiaries: Petrogres Co Ltd., Petronav LLC, Shiba Ship Management Ltd., Danae Marine Ltd., Invictus Marine S. A. and Entus Marine Ltd. (all incorporated in the Republic of the Marshall Islands) and Petrogress Oil & Gas, Inc. (a State of Texas corporation). All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as “Company”.

Note C - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Accounts receivable and revenue recognition

The Company, through its subsidiaries, is primarily engaged in the purchase, transport and processing of oil and petroleum products. In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located principally in Africa. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non- performance.

The Company recognizes revenues after product is delivered to a contracted customer. Product in transit at the end of an accounting period is recorded at an estimated value which is adjusted upon load certification. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASC 605 requires that the following four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. The Company recognizes revenue from commissions during the month in which commissions are earned.

3.	Inventory

The Company's inventory, which consists primarily of purchased crude oil in transit on a marine vessel at the respective balance sheet date, is valued at the lower of cost or market using the mark-to-market method of valuation.

Note C - Summary of Significant Accounting Policies - Continued

4.	Marketable Securities

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

Other investments, if any, that do not have a readily determinable fair value are recorded at amortized cost. For purposes of computing realized gains and losses, the specific identification method is used.

5.	Property and equipment

Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method, generally 5 to 10 years.

Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

In accordance with the appropriate sections of the Fixed Asset topic of the FASB ASC, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At June 30, 2017 and 2016, respectively, management has not provided any impairment for the future recoverability of these assets.

6.	Organization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB ASC whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

7.	Income taxes

The Company files income tax returns in various jurisdictions, as appropriate and required. The Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2012.

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The Company classifies interest and penalties as a component of interest and other expenses. To date, the Company has not incurred any liability for unrecognized tax benefits, including assessments of penalties and/or interest.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

Note C - Summary of Significant Accounting Policies - Continued

8.	Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of June 30, 2017, the Company does not have any outstanding items which could be deemed to be dilutive. As of June 30, 2016, the Company had potentially dilutive securities related to the Company’s outstanding convertible debt that could have potentially converted into approximately 6,018,760 shares of common stock.

9.	Accounting for Stock-based Compensation

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

11.	Comprehensive Income

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

12.	New and Pending Accounting Pronouncements

The Company is of the opinion that any and all other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Note D - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of June 30, 2017 and December 31, 2016, management is of the opinion that the Company had no significant concentrations of credit risk.

Note E - Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses, and convertible debt.

The carrying amount of cash, accounts receivable, inventory, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note E - Fair Value of Financial Instruments - Continued

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs. The Company’s derivative liability is valued using the level 3 inputs. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively, for each fair value hierarchy level:

	Derivative	Marketable
June 30, 2017	Liability	Securities	Total
Level I	$—	$20,940	$20,940
Level II	$—	$—	$—
Level III	$—	$—	$—

December 31, 2016
Level I	$—	$20,940	$20,940
Level II	$—	$—	$—
Level III	$65,499	$—	$65,499

Note F - Property and Equipment

Property and equipment consist of the following components:

	June 30,	December 31,	Estimated
	2017	2016	useful life
Marine vessels	$10,171,930	$9,999,380	10 years
Furniture and equipment	116,808	89,328	5-10 years
	10,288,738	10,088,708
Accumulated depreciation	(4,518,671)	(4,169,641)
Net property and equipment	$5,770,067	$5,919,067

Total depreciation expense charged to operations for the six month periods ended June 30, 2017 and 2016, respectively, was approximately $348,930 and $334,877. Total depreciation expense for the year ended December 31, 2016 was approximately $676,328.

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the six month periods ended June 30, 2017 and 2016, respectively, are as follows:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Federal:
Domestic – current	$—	$—
Foreign – current	—	34,700
Deferred	—	—
	—	34,700
State:
Current	—	—
Deferred	—	34,700

Total	$—	$34,700

Note H - Convertible Notes Payable

On May 1, 2015, the Company entered into a Convertible Promissory Note with LG Capital Funding LLC in the amount of $21,500 and on May 26, 2015, entered into a Convertible Promissory Note with Crown Bridge Partners LLC in the amount of $24,000. On December 9, 2015, both of these notes were acquired by Mammoth Corporation and restructured to the principal amount of $31,259 and $38,280, respectively. The notes had a scheduled maturity of September 9, 2016.

Each note was non-interest bearing and contained a conversion feature, at the option of the holder, whereby the principal amount and any accrued interest, if any, could be converted to common stock of the Company at a conversion price of 54% of the lowest closing price for the Company’s common stock during the 20 trading days preceding the date of the conversion notice.

The Company tendered a cash payment of approximately $44,887 as payment in full on the outstanding principal and accrued interest, if any, on July 3, 2017. Given the timing of this debt retirement in relation to the date of the accompanying financial statements, the retirement of the underlying derivative is effectively retired as of June 30, 2017.

Note H - Convertible Notes Payable - Continued

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

A summary of the derivative liability of the Mammoth Notes as of June 30, 2017 and December 31, 2016, is as follows:

June 30, 2017

Balance assumed	$300,321
Reduction for conversion in prior periods	(82,652)
Fair value changes over time	(152,170)
Cancellation due to debt retirement in cash	(65,499)

Balance at June 30, 2017	$—

December 31, 2016

Balance assumed	$300,321
Reduction for conversion in prior periods	(82,652)
Fair value changes over time	(152,170)

Balance at December 31, 2016	$65,499

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2017 and December 31, 2o16, respectively:

June 30, 2017	Assumption date	Remeasurement date
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%
December 31, 2016
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%

A summary of the convertible notes payable balance as of June 30, 2017 and December 31, 2016 is as follows:

Assumed balance	$69,619
Conversion of debt in March and April 2016	(24,732)
Balance at December 31, 2016	44,887
Activity through June 30, 2017	-0-
Balance at June 30, 2017	44,887
Payment in cash on July 3, 2017	(44,887)
Balance at July 3, 2017	$-0-

Note I - Note Payable to Stockholder

In conjunction with the aforementioned change-in-control transaction on February 29, 2016, the Company and its current controlling stockholder, Christos Traios, recognized that sufficient working capital would be required for the foreseeable future to support the operations of the parent holding company, including the maintenance of the corporate entity and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

Note I - Note Payable to Stockholder - Continued

For the period February 29, 2016 through July 13, 2017, this arrangement was undocumented and informal. On July 13, 2017 (Closing Date), the Company issued a $1,000,000 Revolving Line of Credit Note (LOC Note) in favor of the Company’s principal stockholder and sole officer/director, Christos Traios (Holder). As previously mentioned, Mr. Traios and the Company have agreed that additional working capital will be required by the Company to support the day-to-day operations of Petrogress Incorporated, the consolidated group’s parent and holding company and this note codifies the existence of that previously informal relationship.

The LOC Note bears interest payable on the outstanding principal from accrue from the Closing Date at eight percent (8%) per annum and will be computed for actual days elapsed on the basis of a 360 day year. The principal and any accrued but unpaid interest on this Note (collectively, the “Principal”) is due and payable on or before July 13, 2018 (Maturity Date). At the Maturity Date, provided that Borrower is not in default under this Agreement or the Promissory Note, the Company, at the Company’s option may extend and renew the LOC Note for additional terms of twelve (12) months, with a new Effective Date and Maturity Date assigned for each successive extension and renewal.

Interest shall be due and payable every six (6) months, with payments due on the first business day six (6) months following the Effective Date (the “Interest Due Date”) and on the Maturity Date, and each successive iteration of such dates upon extension and renewal thereafter for so long as this Agreement shall remain in effect.

The Principal amount of this Note may be prepaid by the Company, in whole or in part, without penalty, at any time. Upon any prepayment of a portion of this LOC Note, a new LOC Note containing the same date and provisions of this Note shall, at the request of the Holder, be issued by the Company to the Holder for the principal balance of this Note which shall not have been paid.

Upon the Interest Due Date or Maturity Date, or any of them, regardless of any Event of Default, as defined, the Lender may demand payment of any or all of the interest due on the principal amount by delivery of a number of common shares converted at a rate of $0.001 per share. There is no provision for any of the Principal to be repaid in common stock of the Company. Except in the Event of a Default (as defined), in no instance shall the Lender convert amounts due for accrued interest to the extent that said repayment in common stock will cause the Company to issue a number of shares constituting ten percent (10%) or more of the Company’s then issued and outstanding common shares.

In consideration of Lender's extending the Credit Line to the Company, the Company agreed to issue to Lender a Warrant (the "Warrant") to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval.

Activity on the LOC Note, including activity from inception, is as follows:

Balance at February 29, 2016	$—
Net changes during the period	134,600

Balance at December 31, 2016	134,600
Net changes during the period	236,945

Balance at June 30, 2017	$371,545

Note J - Common Stock Transactions

On November 16, 2016, the Company filed Articles of Merger and Plan of Merger with the State of Florida and the State of Delaware to change the Company’s domicile from Florida to Delaware by means of a merger with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Delaware corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company’s corporate name of Petrogress, Inc. and modified the Company’s capital structure to allow for the issuance of up to 490,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Effective February 29, 2016, the Company issued 1,101,642 shares of the Company’s common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547.

Note J - Common Stock Transactions - Continued

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

Note K - Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value. As of June 30, 2017 and December 31, 2016, respectively, there are no shares of preferred stock issued and outstanding.

On July 14, 2017,the Company’s Board of Directors approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock shall consist of 100 shares in total with a redesignated par value of $100.00 per share. The Holder(s) of the Series A share shall as a class have rights in all matters requiring shareholder approval to a number of votes equal to two (2) times the sum of: (I) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may, if required, extend to a number of votes in excess of the total number of shares authorized. The Holder(s) of the Series A share shall not be entitled to convert the Series A share to shares of Common Stock or any other class of the Corporation’s stock and the Holder(s) of the Series A shares shall not be entitled to dividends. In the event of liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the Holder(s) of the Series A share will be entitled to receive out of the assets of the Corporation, prior to and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100.00) per share, and will not be entitled to receive any portion of the remaining assets of the Corporation except by reason of ownership of shares of any other class of the Corporation’s stock. The Series A shares shall not be subject to redemption by the Corporation.

Note L - Common Stock Warrants

The Company has issued an aggregate 15,000,000 warrants to purchase an equivalent number of shares of common stock at a price of $0.05 per share as a component of the July 13, 2017 Revolving Line of Credit Agreement by and between the Company and Christos Traios, the Company’s Chief Executive Officer.

	Number of Warrant Shares	Weighted Average Price
Balance at January 1, 2017	—	$0.00

Issued	—
Exercised	—
Cancelled	—

Balance at June 30, 2017	—	$0.00

Issued on July 13,2017 as a component of the Revolving Line of Credit Agreement with stockholder	15,000,000	$0.05
Exercised	—
Expired	—	—

Balance at July 13, 2017	15,000,000	$0.05

Note L - Common Stock Warrants - Continued

As of July 13, 2017, the warrants break down as follows:

# warrants	exercise price
15,000,000	$0.05
15,000,000	$0.05

# warrants	expiring in
15,000,000	2022

Note M - Officer Compensation

On April 1, 2016, the Company entered into an Employment Agreement (Employment Agreement) between Christos P. Traios, an individual residing in Piraeus - Greece (Executive) and the Company.

The Company has agreed to employ the Executive to perform managerial and executive functions for the Company and the Executive has agreed to perform such services for the Company on the terms and conditions defined in the Employment Agreement, subject to the directives of the Company’s Board of Directors. The term of this Employment Agreement commenced on April 1, 2016 and terminates on March 31, 2021, provided, however, that the Employment Agreement shall automatically renew on a year-to-year basis unless terminated by either party via written notice at least four (4) months prior written notice during any given year, unless terminated as provided for in the Employment Agreement.

The Executive is entitled to receive:

(a) - During the Term of Employment, the Company shall pay the Executive a salary at an annual rate of U.S. $120,000.00 (One Hundred Twenty Thousand) U. S. Dollars (Base Salary). The Base Salary will be payable in monthly installments of $10,000 (Ten Thousand) U. S. Dollars on the 1st day of each calendar month, commencing on the starting date of the Agreement;

(b) - In addition to his Base Salary, the Company shall issue to the Executive shares of Preferred stock with super-voting rights, which he shall hold until the parties, either of them, terminate this Agreement;

(c) - The Executive will also be given an expense allowance of $5,000 (Five Thousand) U. S. Dollars per month, subject to the Company receiving supporting receipts and other required documentation for any such expenses on a monthly basis. Any expenses in excess of that amount will require the prior approval of the Company’s Board of Directors;

(d)  - The Executive shall also be eligible to participate in any future bonus, profit sharing and/or ESOP plans approved and enacted by the Company’s Board of Directors on the same basis with all other senior executives of the Company, subject to the terms thereof. The Executive understands, however, that no such plans are currently in effect or anticipated.

The Executive is also entitled to receive any other normal and ordinary benefits offered by the Company on a basis equal to any other senior executive(s) of the Company.

The Agreement may be terminated as follows: (a) at any time by the mutual written consent of the Executive and the Company; (b) at any time for cause (as defined in the Employment Agreement) by the Company upon written notice to the Executive; (c) upon the Executive’s death or upon the Executive’s permanent disability (as defined in the Employment Agreement) continuing for a period of ninety (90) days; (d) at any time by the Executive with sixty (60) days written notice of intent to terminate to the Company; or (e) at any time without cause (as defined in the Employment Agreement) by the Company upon written notice to the Executive of not less than thirty (30) days, subject to the caveats that the Company will pay the Executive the Executive’s Base Salary for a period of six (6) months as severance pay and shall pay any unpaid bonus and benefits in each case through the effective date of termination.

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company paid or accrued approximately $60,000 and $100,000 pursuant to this Employment Agreement.

Note N - Rental Commitments

The Company leases office and other facilities benefitting the Company on long-term operating leases, as follows:

Office space in Piraeus, Greece for monthly rent of €2,500 (approximately $2,942 USD at August 1, 2017). The lease, as amended, expires on May 31, 2018. The Company believes that this office space is adequate for its operations at the present time.

Effective June 13, 2016, the Company entered into a thirteen (13) month lease for a corporate apartment in New York City, to be used by the Company’s CEO during his travel to New York. Mr. Traios spends approximately 35% of his time in New York on business matters. The monthly rental is for $4,100 through July 12, 2018.

Effective October 1, 2016, the Company entered into a one year Office Services Agreement for office space and other services for a total base monthly fee of $2,800. The Company utilizes the New York office space for administrative purposes.

Future minimum rental payments on the above leases are as follows:

Year ended
December 31,	Amount

2017	$84,750
2018	$13,375

Totals	$98,125

For the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, the Company paid an aggregate of $62,200 and $88,181.3 for rent under these agreements.

Note O - Related Party Transactions

The Company has accounts receivable from affiliated entities of approximately $475,632 and $-0- at June 30, 2017 and December 31, 2016, respectively.

Note P - Revenue Concentrations

The Company sells to commercial customers in foreign markets. The following table shows the Company’s gross revenue composition:

Foreign Commercial	Six months ended Jun. 30, 2017	Six months ended Jun. 30, 2016	Six months ended Dec. 31, 2016	Accounts Receivable Balance at Jun. 30, 2017

A	52.10%	—	—	$2,059,439
B	11.40%	28.50%	25.40%	685,264
C	—	33.90%	20.10%	93,980
D	—	11.80%	21.60%	280,875
E	—	10.70%	—	80,000
F	—	10.20%	13.70%	121,000
	63.50%	95.10%	80.80%	3,320,558
Others	36.50%	4.90%	19.20%	608,633
Totals	100.00%	100.0%	100.0%	$3,929,191

Note Q - Subsequent Events

Management has evaluated all other activity of the Company through the issue date of the financial statements and concluded that, except as disclosed in the appropriate notes listed above, no other subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the Notes to Consolidated Financial Statements as of the date of this filing.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

All statements in this Quarterly Report on Form 10-Q that are not representations of historical fact are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. The disclosure and analysis set forth in this Quarterly Report on Form 10-Q includes assumptions, expectations, projections, intentions and beliefs about future events in a number of places, particularly in relation to our operations, cash flows, financial position, plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These statements are intended as forward-looking statements. In some cases, predictive, future-tense or forward-looking words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “may,” “should” and “expect” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause actual reported results and performance to differ materially from the performance and expectations expressed in these forward-looking statements. These factors include, but are not limited to, such matters as:

•	future operating or financial results and future revenues and expenses;
•	future, pending or recent business and vessel acquisitions, business strategy, areas of possible expansion and expected capital spending and our ability to fund such expenditure;
•	operating expenses including the availability of key employees, crew, length and number of off-hire days, dry-docking requirements and fuel and insurance costs;
•	general market conditions and shipping industry trends, including charter rates, vessel values and factors affecting supply and demand of crude oil, petroleum products and LNG;
•	our financial condition and liquidity, including our ability to make required payments under our credit facilities, comply with our loan covenants and obtain additional financing in the future to fund capital expenditures, acquisitions and other corporate activities;
•	the overall health and condition of the U.S. and global financial markets, including the value of the U.S. dollar relative to other currencies;
•	the carrying value of our vessels and the potential for any asset impairments;
•	our expectations about the time that it may take to construct and deliver new vessels or the useful lives of our vessels;
•	our continued ability to enter into period time charters with our customers and secure profitable employment for our vessels in the spot market;
•	the ability and willingness of our counterparties, including our charterers and shipyards, to honor their contractual obligations;
•	fluctuation of currency exchange and interest rates;
•	our ability to leverage to our advantage the relationships and reputation of the various operating subsidiaries of Petrogress, Inc. within the shipping industry;
•	our anticipated general and administrative expenses;
•	environmental and regulatory conditions, including changes in laws and regulations or actions taken by regulatory authorities;
•	risks inherent in vessel operation, including terrorism, piracy and discharge of pollutants;
•	potential liability from future litigation;
•	global and regional political conditions;
•	tanker, product carrier and LNG carrier supply and demand; and
•	other factors discussed in the “Risk Factors” described in our most recently filed Form 10-K.

We caution that the forward-looking statements included in this Quarterly Report on Form 10-Q represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are not intended to give any assurance as to future results. These forward-looking statements are not statements of historical fact and represent only our management’s belief as of the date hereof, and involve risks and uncertainties that could cause actual results to differ materially and inversely from expectations expressed in or indicated by the forward-looking statements. Assumptions, expectations, projections, intentions and beliefs about future events may, and often do, vary from actual results and these differences can be material. As a result, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur and our actual results may differ materially from those anticipated in the forward-looking statements. Accordingly, you should not unduly rely on any forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q , whether as a result of new information, future events, a change in our views or expectations or otherwise. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

(2)	General

Petrogress, Inc. (the “Company” or “Petrogress”) was incorporated on February 10, 2010 under the Laws of the State of Florida as 800 Commerce, Inc. (800 Commerce) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement (the “SEA”) with an unrelated third party, Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder. The Company acquired 100% of Petrogres and its affiliated companies. As consideration for the acquisition of Petrogres, the Company issued 136,000,000 shares of its restricted, unregistered common stock, representing approximately 85% of the post- transaction issued and outstanding shares of the Company’s common stock.

The acquisition of Petrogres, on February 29, 2016, by the Company effected a change in control and was accounted for as a ”reverse acquisition” whereby Petrogres was the accounting acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of Petrogres and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29,2016 transaction date.

On March 9, 2016, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to Petrogress, Inc.

On November 16, 2016, the Company filed Articles of Merger and Plan of Merger with the State of Florida and the State of Delaware to change the Company’s domicile from Florida to Delaware by means of a merger with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Delaware corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation maintained the Company’s corporate name of Petrogress, Inc. and modified the Company’s capital structure to allow for the issuance of up to 490,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

Petrogress operates as an fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates primarily as a holding company (see Note B to the Financial Statements) and provides its services through three wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet currently consisting of four vessels; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas. The Company’s management team operates from its principal offices located in Piraeus, Greece.

The Company’s Texas operations are in the start-up phase and no significant management time or working capital has been expended towards these efforts.

(3)	Results of Operations

Revenues

The Company has recognized net sales of petroleum products for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016, as follows:

	Six months Ended June 30, 2017	Six months Ended June 30, 2016	Year Ended December 31, 2016
Crude oil gross sales	$5,515,285	$4,807,452	$9,226,800
Gas oil gross sales	570,000	5,627,000	7,697,600
Hires-Freights & Others	2,376,900	712,220	1,150,927

Totals	$8,462,185	$11,146,672	$18,075,327

Management believes that the sales trends for the remainder of Calendar 2017 will trend comparably when compared to our results for the first six months of 2017 and the year ended December 31, 2016.

Cost of Sales

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016, as follows:

	Six months Ended June 30, 2017	Six months Ended June 30, 2016	Year Ended December 31, 2016
Oil purchase costs	$2,835,027	$5,824,824	$9,349,388
Shipping & Vessels OPEX	1,253,829	2,023,177	2,986,388
Other	—	80,171	161,353

Totals	$4,088,856	$7,937,172	$12,497,214

Gross profit percentage	51.68%	28.79%	30.86%

The Company’s cost of sales is dependent on the market price of petroleum products, both at the time of purchase and at the time of sale.

Operating expenses

Total operating expenses for the six months ended June 30, 2017 and 2016 were $3,009,648 and $2,425,479 inclusive of depreciation of approximately$348,930 and $334,877 respectively, an increase of approximately $584,169 or approximately 24.08%. This change in operating expenses is primarily due to increased of the administrative, legal, accounting expenses in US.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the operation and expansion of its business plan.

The Company experienced net income of approximately $1,431,443 and $829,207 for each of the six months ended June 30, 2017, respectively.

Earnings per share for the respective six month periods ended June 30, 2017 and 2016 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

(4)	Plan of Business

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

Petronav Carriers LLC, a Delaware corporation (“Petronav”), was formed in March 2016 with the purpose of managing the day-to-day operations of its four vessels, which are used to transport the Company’s petroleum products within various countries in West Africa. Petronav is currently exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its tanker fleet under management.

In December 2016, Petronav executed a non-binding memorandum of understanding (the “MOU”) with West Africa Fenders Ltd., a Nigerian company that provides ship-to-ship services to the oil and shipping industries (“WA Fenders”). The MOU contemplates that Petronav may purchase a 25% interest in the capital of WA Fenders, subject to execution of definitive agreements and customary closing conditions. As of the date of this quarterly report, this transaction has not closed and management believes to remain viable.

In May 2017, the company entered into a sale agreement with Sage Petroleum Ltd., a company who supplies oil directly to Ghana National Power Plant, to deliver them 40,000 barrels (5% +/-) every month for the next 12 months with a scale discount of the dated ICE Brent price.

Petrogress Oil & Gas Energy Inc., a State of Texas corporation (“Petrogress Energy”), was incorporated in December 2015 and is focused on identifying and acquiring suitable interests in oil fields in Texas to allow for the Company’s expansion of its operations to include oil refinery production based within the United States and to export liquefied natural gas (“LNG”) to Mediterranean markets. Limited management time, effort and working capital has been expended in developing this entity’s business plan.

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

(5)	Liquidity and Capital Resources

At June 30, 2017 and 2016 and December 31, 2016, respectively, the Company had cash and cash equivalents of approximately $831,211, and $362,000 with corresponding working capital of approximately $4,955,465 and $3,441,023.

It is the belief of management that the Company’s operations will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities related to the expansion of its operations or business plan. The issuance of additional securities may be used in any future, if any, acquisition transaction(s).

Regardless of whether the Company’s cash assets prove to be adequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note C of our accompanying consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officers (Certifying Officers), have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officers have concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole supervising officer. However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no other significant changes (including other corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although, to date, there have been no such proceedings, we do not anticipate that any future proceedings, either individually or in the aggregate, will become material to our business or be likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

None

Item 5 - Other Information

None.

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Petrogress, Inc.

Dated: August 11, 2017	By: Christos Traios
Christos Traios
Chief Executive Officer and Financial Officer

