Form 10-Q
period 2017-09-30
Petrogress, Inc.
filed 2017-11-20
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X]     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

[   ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 000-55854

Petrogress, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2110, New York, New York 10017
(Address of principal executive offices)

(212) 376-5228
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 15, 2017 was 177,995,907.

Part I - Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,515,388	$362,083
Accounts receivable	4,662,282	2,427,668
Prepaid expenses and other current assets	2,240,650	1,058,088
Marketable securities	26,767	20,940
Total current assets	8,445,087	3,868,779

Property and equipment, net	5,577,730	5,919,067

Security deposit	8,775	8,775

Total Assets	$14,031,592	$9,796,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,321,661	$148,269
Due to related party	796,645	234,600
Convertible promissory note	-	44,887
Derivative liability	-	65,499
Total current liabilities	2,118,306	493,255

Commitments and Contingencies

Stockholders' Equity:
Common stock	177,995	166,796
Additional paid-in capital	9,473,640	8,423,641
Accumulated comprehensive loss	15,660	15,660
Retained earnings	2,245,991	697,269
Total stockholders' equity	11,913,286	9,303,366

Total liabilities and stockholders' equity	$14,031,592	$9,796,621

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Petrogress, Inc. and Subsidiaries

Condensed Consolidated Statements of Net Income

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$11,789,592	$15,086,277	$3,327,407	$3,939,605
Cost of Goods Sold	5,518,479	10,687,597	1,429,623	2,750,425

Gross Profit	6,271,113	4,398,680	1,897,784	1,189,180

Operating expenses
Operating costs	3,187,209	2,132,373	1,372,109	524,520
Administration Costs	1,076,673	1,240,102	231,055	757,353
Depreciation	521,404	505,759	172,474	170,882

Total operating expenses	4,785,286	3,878,234	1,775,638	1,452,755

Operating income before other expenses and income taxes	1,485,827	520,446	122,146	(263,575)

Other income (expense):
Amortization of Note discount	-	(48,974)	-	(29,294)
Change in fair market value of derivative Liabilities	65,499	149,514	-	49,768
Gain on foreign currency exchange and other income	(2,102)	-	(4,365)	-
Total other income, net	63,397	100,540	(4.365)	20,474

Income before income Taxes	1,549,223	620,985	117,781	(243,101)

Income tax expense	-	43,600	-	8.900

Net Income	1,549,223	577,385	117,781	(252,001)

Other comprehensive loss, net of tax
Unrealized loss on Marketable securities	-	(1,140)	-	(2.280)

Comprehensive Income (loss)	$1,549,223	$576,245	$117,781	$(254,281)

Net income per share	$0.009	$0.004	$0.001	$(0.002)

Weighted-average number of common shares outstanding
Basic and fully diluted	177,995,907	159,068,969	177,995,907	159,068,969

Schedule of non-cash investing and financial activities:
Reclassification of derivative liability upon repayment of convertible debt			$65,499	$82,651
Common stock issued for conversion of notes and interest payable			$-	$24,732
Change in fair value for available for sale marketable securities			$5,827	$1,140

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Petrogress, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,549,223	$577,385
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	521,404	505,759
Amortization of discount on convertible notes	-	35,006
Non cash interest expense	-	13,968
Change in fair value of marketable securities	(5,827)
Net cash acquired in recapitalization	(501)	517
Change in fair value of derivative liabilities	(65,499)	(149,514)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,234,614)	(81,720)
Decrease (increase) in prepaid Assets	(1,171,364)	105,315
(Decrease) increase in accounts payable and accrued expenses	1,735,437	(491,149)

Net cash provided by (used in) operating activities	328,259	515,567

Cash Flows from Investing Activities
Purchase of property plant and equipment	(180,067)	(449,380)
Payment of Security Deposits	-	(8,775)

Net cash (used in) investing activities	(180,067)	(458,155)

Cash Flows from Financing Activities

Dividends paid	-	(1,800,000)
Contribution of additional paid in capital	1,049,999	-
Repayment of convertible note payable	(44,887)	-
Net cash used in financing activities	1,005,112	(1,800,000)

Net Increase (Decrease) in Cash and Cash equivalents	1,153,304	(1,742,588)

Cash and cash equivalents, Beginning of Period	362,083	1,882,305

Cash and cash equivalents, End of Period	$1,515,388	$139,717

Supplemental Disclosure of cash flow information:

Schedule of non-cash investing and financing activities:
Reclassification of derivative liability upon Repayment of convertible debt	$65,499	$82,651
Common stock issued for conversion of notes and interest payable	$-	$24,732
Change in fair value for available for sale marketable securities	$5,827	$1,140

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note A - Background and Description of Business

Petrogress, Inc. (the “Company” or “Petrogress”) was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement with Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder, Christos P. Traios, a Greek citizen. The Company issued 136,000,000 shares of restricted common stock, representing approximately 85% of the post- transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres. In connection with the transaction, Mr. Traios was appointed as a director of the Company, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of common stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

The Company’s acquisition of Petrogres effected a change in control and was accounted for as a ”reverse acquisition” whereby Petrogres was the acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of Petrogres and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29, 2016 transaction date.

On March 9, 2016, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to Petrogress, Inc. On February 29, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, the Company filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Company’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

Petrogress operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates primarily as a holding company and provides its services through four wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas. The Company’s management team operates from its principal offices located in Piraeus, Greece.

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note B - Preparation of Financial Statements - Continued

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

For segment reporting purposes, the Company and its subsidiaries operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best interests of the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Form 10-K for the year ended December 31, 2016. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The accompanying consolidated financial statements, as of and for the periods ended September 30, 2017 and 2016, respectively and as appropriate, contain the accounts of the Company and its wholly- or majority-owned (directly and indirectly) subsidiaries: Petrogres Co Ltd., Petronav Carriers LLC, Shiba Ship Management Ltd., Danae Marine Ltd., Invictus Marine S. A. and Entus Marine Ltd. (all incorporated in the Republic of the Marshall Islands); Petrogress Int’l LLC (a Delaware limited liability company); Petrogres Africa Co., Ltd. (incorporated in the Republic of Ghana) and Petrogress Oil & Gas, Inc. (a Texas corporation). All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as the “Company.”

Note C - Summary of Significant Accounting Policies

1. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Accounts receivable and revenue recognition

The Company, through its subsidiaries, is primarily engaged in the purchase, transport and processing of oil and petroleum products. In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located principally in Africa. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note C - Summary of Significant Accounting Policies - Continued

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

In accordance with the appropriate sections of the Fixed Asset topic of the FASB ASC, the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. At September 30, 2017 and 2016, respectively, management has not provided any impairment for the future recoverability of these assets.

6. Organization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB ASC whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

7. Income taxes

The Company files income tax returns in various jurisdictions, as appropriate and required. The Company was not subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2012.

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note C - Summary of Significant Accounting Policies - Continued

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

As of September 30, 2017, the Company does not have any outstanding items which could be deemed to be dilutive. As of September 30, 2016, the Company had potentially dilutive securities related to the Company’s outstanding convertible debt that could have potentially converted into approximately 6,018,760 shares of common stock.

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

10. Comprehensive Income

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

11. New and Pending Accounting Pronouncements

The Company is of the opinion that any and all other pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note D - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of September 30, 2017, and December 31, 2016, management is of the opinion that the Company had no significant concentrations of credit risk.

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note E - Fair Value of Financial Instruments - Continued

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively, for each fair value hierarchy level:

	Derivative Liability	Marketable Securities	Total
September 30, 2017
Level I	$-	$26,767	$26,767
Level II	$-	$-	$-
Level III	$-	$-	$-

December 31, 2016
Level I	$-	$20,940	$20,940
Level II	$-	$-	$-
Level III	$65,499	$-	$65,499

Note F - Property and Equipment

Property and equipment consist of the following components:	September 30,	December 31,	Estimated
	2017	2016	useful life (in years)
Marine vessels	$10,171,930	$9,999,380		10
Furniture and equipment	116,808	89,328	5	-	10
	10,288,738	10,888,708
Accumulated depreciation	(4,711,008)	(4,169,641)
Net property and equipment	$5,577,730	$5,919,067

Total depreciation expense charged to operations for the nine month periods ended September 30, 2017 and 2016, respectively, was approximately $521,404 and $505,759. Total depreciation expense for the year ended December 31, 2016 was approximately $676,328.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note G - Income Taxes

The components of income tax (benefit) expense for the each of the nine month periods ended September 30, 2017 and 2016, respectively, are as follows:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Federal:
Domestic – current	$-	$-
Foreign – current	-	34,700
Deferred	-	-
	-	34,700

State:
Current	-	-
Deferred	-	34,700

Total	$-	$34,700

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

The Company tendered a cash payment of approximately $44,887 as payment in full on the outstanding principal and accrued interest, if any, on July 3, 2017. Mammoth Corporation initially rejected the tender, but later accepted a settlement of 1.2 million shares and payment of $26,767. Given the timing of this debt retirement in relation to the date of the accompanying financial statements, the underlying derivative was effectively retired as of June 30, 2017.

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note H - Convertible Notes Payable

    A summary of the derivative liability of the Mammoth Notes as of September 30, 2017 and December 31, 2016, is as follows:

September 30, 2017

Balance assumed	$300,321
Reduction for conversion in prior periods	(82,652)
Fair value changes over time	(152,170)
Cancellation due to debt retirement in cash	(65,499)

Balance at September 30, 2017	$-

December 31, 2016

Balance assumed	$300,321
Reduction for conversion in prior periods	(82,652)
Fair value changes over time	(152,170)

Balance at December 31, 2016	$65,499

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2017 and December 31, 2o16, respectively:

	Assumption date	Remeasurement date
September 30, 2017
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%

December 31, 2016
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%

A summary of the convertible notes payable balance as of September 30, 2017 and December 31, 2016 is as follows:

Assumed balance	$69,619
Conversion of debt in March and April 2016	(24,732)

Balance at December 31, 2016	44,887
Activity through June 30, 2017	-0-

Balance at June 30, 2017	44,887
Payment in cash on July 3, 2017	(44,887)

Balance at September 30, 2017	$-0-

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note I - Note Payable to Stockholder - Continued

For the period February 29, 2016 through July 13, 2017, this arrangement was undocumented and informal. On July 13, 2017, the Company issued a $1,000,000 Revolving Line of Credit Note (the “LOC Note”) in favor of the Company’s principal stockholder and sole officer/director, Christos Traios. As previously mentioned, Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company.

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. The principal and any accrued but unpaid interest on the LOC Note is due and payable on or before July 13, 2018. At the maturity date, provided that the Company is not in default, the Company, at the Company’s option may extend and renew the LOC Note for additional terms of twelve (12) months, with a new effective and maturity date assigned for each successive extension and renewal.

Interest is due and payable every six (6) months and on the Maturity Date, and each successive iteration of such dates upon extension and renewal thereafter. The principal amount of the LOC Note may be prepaid by the Company, in whole or in part, without penalty, at any time.

Upon the interest due date or maturity date, or any of them, regardless of any event of default, the LOC Note holder may demand payment of any or all of the interest due on the principal amount by delivery of a number of common shares converted at a rate of $0.001 per share. There is no provision for any of the principal to be repaid in common stock of the Company. Except in the event of a default, in no instance may the LOC Note holder convert amounts due for accrued interest to the extent that said repayment in common stock will cause the Company to issue a number of shares constituting ten percent (10%) or more of the Company’s then issued and outstanding common shares.

In consideration of Lender's extending the Credit Line to the Company, the Company agreed to issue to Mr. Traios a Warrant (the "Warrant") to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval.

Advances from Christos Traios from inception, including activity on the LOC Note, is as follows:

Balance at February 29, 2016	$-
Net changes during the period	134,600

Balance at December 31, 2016	662,045
Net changes during the period	236,945

Balance at September 30, 2017	$796,645

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note J - Common Stock Transactions - Continued

Upon completion of the Securities Exchange Agreement on February 29, 2016 between the Company and Petrogres, the Company issued to Christos P. Traios, the sole Petrogres shareholder, 136,000,000 shares of common stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of Petrogres.

On April 11, 2016, the Company issued 6,800,000 shares of common stock to Mammoth upon the conversion of $22,032 of principal at a conversion price of $0.00324 per share.

On September 19, 2017, the Company issued 1,200,000 shares of common stock to Mammoth upon the conversion of the balance of principal at a conversion price of .02 per share. This transaction and a cash payment of $26,767, retired the Mammoth debt.

On September 20, 2017, the Company issued 10,000,000 shares of common stock to Charles L. Stidham as compensation for past and future services to Petrogress Oil & Gas, Inc. These share consideration and the agreement with Mr. Stidham were disclosed in a Form S-8 registration statement effective September 22, 2017.

Note K - Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value. As of September 30, 2017, there were 100 shares of preferred stock issued and outstanding.

On July 14, 2017, the Company’s Board of Directors approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100.00 per share; all of these shares were issued to Christos P. Traios, our sole director, President and Chief Executive Officer as provided in his employment agreement. The holder(s) of the Series A shares has/have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. The holder(s) of the Series A shares is/are not entitled to convert the Series A shares to shares of Common Stock or any other class of the Corporation’s stock. The Series A shares shall not be entitled to dividends, but, in the event of liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holder(s) of the Series A shares will be entitled to receive out of the assets of the Corporation, prior to and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100.00) per share, and will not be entitled to receive any portion of the remaining assets of the Company except by reason of ownership of shares of any other class of the Company’s stock. The Series A shares are not subject to redemption by the Company.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note L - Common Stock Warrants

The Company has issued an aggregate 15,000,000 warrants to purchase an equivalent number of shares of common stock at a price of $0.05 per share as a component of the July 13, 2017 Revolving Line of Credit Agreement by and between the Company and Christos Traios, the Company’s Chief Executive Officer.

	Number of Warrant Shares	Weighted Average Price
Balance at January 1, 2017	-	$0.00

Issued	-
Exercised	-
Cancelled	-

Balance at September 30, 2017	-	$0.00

Issued on July 13,2017 as a component of the Revolving Line of Credit Agreement with stockholder	15,000,000	$0.05
Exercised	-
Expired	-	-

Balance at September 30, 2017	15,000,000	$0.05

As of September 30, 2017, the warrants are accounted for as follows:

# warrants	exercise price
15,000,000	$0.05
15,000,000	$0.05

# warrants	expiring in
15,000,000	2022

Note M - Officer Compensation

On April 1, 2016, the Company entered into an Employment Agreement (“Employment Agreement”) between Christos P. Traios, Piraeus, Greece (“Executive”) and the Company.

The Company agreed to employ the Executive to perform managerial and executive functions for the Company and the Executive agreed to perform such services on the terms and conditions defined in the Employment Agreement, subject to the directives of the Company’s Board of Directors. The term of this Employment Agreement commenced on April 1, 2016 and terminates on March 31, 2021, provided, however, that the Employment Agreement shall automatically renew on a year-to-year basis unless terminated by either party via written notice at least four (4) months prior written notice during any given year, unless terminated as provided for in the Employment Agreement.

The Executive is entitled to receive:

(a)     Base Salary at an annual rate of U.S. $120,000.00. The Base Salary will be payable in monthly installments of U.S.$10,000 on the 1st day of each calendar month, commencing on the starting date of the Employment Agreement.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note M - Officer Compensation - Continued

(b)     Shares of Preferred stock with super-voting rights, which he shall hold until the parties, either of them, terminate the Employment Agreement.

(c)     An expense allowance of U.S.$5,000 per month. Any expenses in excess of that amount require the prior approval of the Company’s Board of Directors.

(d)     The Executive is also be eligible to participate in any future bonus, profit sharing and/or ESOP plans approved and enacted by the Company’s Board of Directors on the same basis with all other senior executives of the Company, subject to the terms thereof.

(e)     The Executive is also entitled to receive any other normal and ordinary benefits offered by the Company on a basis equal to any other senior executive(s) of the Company.

The Employment Agreement may be terminated as follows: (a) at any time by the mutual written consent of the Executive and the Company; (b) at any time for cause (as defined in the Employment Agreement) by the Company upon written notice to the Executive; (c) upon the Executive’s death or upon the Executive’s permanent disability (as defined in the Employment Agreement) continuing for a period of ninety (90) days; (d) at any time by the Executive with sixty (60) days written notice of intent to terminate to the Company; or (e) at any time without cause (as defined in the Employment Agreement) by the Company upon written notice to the Executive of not less than thirty (30) days, subject to the caveats that the Company will pay the Executive the Executive’s Base Salary for a period of six (6) months as severance pay and shall pay any unpaid bonus and benefits in each case through the effective date of termination.

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company paid or accrued approximately $90,000 and $100,000 pursuant to this Employment Agreement.

Note N - Rental Commitments

The Company leases office and other facilities benefitting the Company on long-term operating leases, as follows:

Office space in Piraeus, Greece for monthly rent of €2,500 (approximately US$2,942 at August 1, 2017). The lease, as amended, expires on May 31, 2018. The Company believes that this office space is adequate for its operations at the present time.

Effective June 13, 2016, the Company entered into a thirteen (13) month lease, with extension periods, for a corporate apartment in New York City, to be used by the Company’s Chief Executive Officer during his travel to New York. Mr. Traios spends approximately 35% of his time in New York on business matters. The monthly rental is for $4,100 through July 12, 2018.

Effective October 1, 2016, the Company entered into a one-year Office Services Agreement, with renewal provisions, for office space and other services for a total base monthly fee of $2,800. The Company utilizes the New York office space for administrative purposes.

Future minimum rental payments on the above leases are as follows:

Year ended December 31,	Amount

2017	$21,126
2018	41,360

Totals	$62,486

For the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, the Company paid an aggregate of $100,254 and $88,181 for rent under these agreements.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - Continued

September 30, 2017 and December 31, 2016

Note O - Related Party Transactions

The Company has accounts receivable from affiliated entities of approximately $452,879 and $-0-at September 30, 2017 and December 31, 2016, respectively.

On September 26, 2017, the Company purchased 100% of the units of Petrogress Int’l LLC, a Delaware limited liability company formed in 2016 (“PIL”), from Christos P. Traios, its CEO and Chairman. The purchase price was $1.00. PIL was formed and capitalized by Mr. Traios individually for the purpose of pursuing speculative business in Africa and elsewhere. Certain of this business, including the acquisition of an interest in the Port of Limassol, Cyprus; a joint venture to acquire an interest in a Libyan refinery project; and certain business prospects in Ghana, had sufficiently developed such that they were suitable prospects for the Company. PIL was acquired as a special purpose vehicle, and the Company’s business in Africa and the eastern Mediterranean will be effected through it; its results are consolidated with and reported on the Company’s financial statements.

Effective September 30, 2017, PIL purchased 90% of the shares of Petrogres Africa Co., Ltd., a limited company formed in late 2016, under The Companies Act in Ghana (“PAF”). The purchase price was $1.00. The remaining 10% of PAF is owned by unaffiliated Ghanian citizens. PAF has been granted a license to operate as a shipper in the Port of Tema, Greater Accra, and will bid to operate an offshore oil production platform in the Saltpond field, along with certain other oil and gas concessions. PAF was acquired by PIL as a special purpose vehicle to pursue these interests in Ghana; its results area consolidated with and reported on the Company’s financial statements.

Note P - Revenue Concentrations

The Company sells to commercial customers in foreign markets. The following table shows the Company’s gross revenue composition:

Foreign Commercial	Nine months ended Sept. 30, 2017	Nine months ended Sept. 30, 2016	Year ended Dec. 31, 2016	Accounts Receivable Balance at Sept. 30, 2017

A	51.60%	-	-	$1,989,051
B	14.20%	16,00%	20.60%	685,264
C	-	2.00%	1.77%	100,433
D	-	25.60%	25.44%	280,875
E	-	8.80%	7.38%	92,000
F	-	25.80%	21.56%	93,980
Subtotal	65.80%	78.20%	76.75%	3,241,603
Others	34.20%	21.80%	23.25%	967,800
Totals	100.00%	100.0%	100.0%	$4,209,403

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

We caution that the forward-looking statements included in this Quarterly Report on Form 10-Q represent our estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. These forward-looking statements are not statements of historical fact and represent only our management’s belief as of the date hereof, and involve risks and uncertainties that could cause actual results to differ materially and inversely from expectations expressed in or indicated by the forward-looking statements. Assumptions, expectations, projections, intentions and beliefs about future events may, and often do, vary from actual results and these differences can be material. As a result, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur and our actual results may differ materially from those anticipated in the forward-looking statements. Accordingly, you should not unduly rely on any forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events, a change in our views or expectations or otherwise. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Overview of Business

Petrogress, Inc. (the “Company” or “Petrogress”) was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into a Securities Exchange Agreement with Petrogres Co. Limited (“Petrogres”), a Marshall Islands corporation, and its sole shareholder, Christos P. Traios, a Greek citizen. The Company issued 136,000,000 shares of restricted common stock, representing approximately 85% of the post- transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres. In connection with the transaction, Mr. Traios was appointed as a director and the Company, and it amended its constituent documents to increase its authorized capital to 490,000,000 common shares, par value $.001, and 10,000,000 preferred shares, par value $.001.

The Company’s acquisition of Petrogres effected a change in control and was accounted for as a “reverse acquisition” whereby Petrogres was the acquirer for financial statement purposes. Accordingly, the historical financial statements of the Company are those of Petrogres and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29, 2016 transaction date.

On March 9, 2016, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to Petrogress, Inc. On February 29, 2016, Christos P. Traios was appointed Chief Executive Officer. On November 16, 2016, the Company filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Company’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

Petrogress operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates primarily as a holding company and provides its services through several wholly- or majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet, currently consisting of four vessels, each owned by a separate corporation; Petrogress Int’l, LLC, which conducts business in Africa and the eastern Mediterranean through its ownership of Petrogres Africa Co., Ltd and PG Cypyard & Offshore Service Terminal Ltd.; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas. The Company’s management team operates from its principal offices located in Piraeus, Greece.

The Company’s Texas operations under Petrogress Oil and Gas Energy, Inc., a Texas corporation, are conducted from offices in Addison, Texas. Its operations are in the start-up phase. It has employed Charles Stidham and his staff to identify potential oil and gas exploration and production acquisitions, and has issued 10,000,000 shares of its stock to Mr. Stidham. On September 26, 2017, the Company acquired 100% of the interests in Petrogress Int’l LLC, a Delaware limited liability company used to develop speculative business in Africa and the eastern Mediterranean, including Cyprus; this company conducts some business independently, but also wholly- or majority-owns companies formed in Ghana and Cyprus, Petrogres Africa Co., Ltd. and PG Cypyard & Offshore Service Terminal Ltd., respectively, that are developing additional business opportunities.

The Company’s ownership of vessels and conduct of its shipping business through Marshall Island corporations provides it with certain advantages by reducing the costs and risks of operations. The Company’s conduct of business through entities in Ghana and Cyprus provides political and other benefits, including the ability to associate with local partners. The Company’s organizational structure is designed to compartmentalize its various businesses, minimizing risks to the extent possible; allowing for locally specific and, in some instance, culturally sensitive business practices; and providing enhanced flexibility in the event liquidity opportunities are presented. The Company’s does not currently pursue any specific tax-avoidance practices involving its foreign subsidiaries, and consolidates the result of their activities into its reported financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The Company has recognized revenues for the three months ended September 30, 2017 and 2016, as follows:

	Three months Ended September 30, 2017	Three months Ended September 30, 2016
Crude oil gross sales	$1,561,947	$2,382,897
Gas oil gross sales	1,122,160	1,398,000
Hires-Freights & Others	643,300	158,708

Totals	$3,327,407	$3,939,605

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended September 30, 2017 and 2016, as follows:

	Three months Ended September 30, 2017	Three months Ended September 30, 2016
Oil purchase costs	$1,077,231	$2,044,262
Shipping & Vessels OPEX	352,392	649,992
Other	-	56,171

Totals	$1,429,632	$2,750,425
Gross profit percentage	57.03%	30.19%

The Company’s cost of sales is dependent on the market price of petroleum products, both at the time of purchase and at the time of sale.

Total operating expenses for the three months ended September 30, 2017 and 2016 were $1,775,638 and $1,452,755 inclusive of depreciation of approximately $172,474 and $170,882, respectively, an increase of approximately $322,883 or approximately 22%.

The Company experienced net income of approximately $117,781 and a net loss of $252,001 for each of the three months ended September 30, 2017 and 2016, respectively.

Earnings and loss per share for the respective three months ended September 30, 2017 and 2016 were $0.001 and $(0.002), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Comparison of Nine Months Ended September 30, 2017 and 2016

The Company has recognized revenues for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016, as follows:

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016	Year Ended December 31, 2016
Crude oil gross sales	$7,077,232	$7,190,349	$9,226,800
Gas oil gross sales	1,692,160	7,025,000	7,697,600
Hires-Freights & Others	3,020,200	870,928	1,150,927

Totals	$11,789,592	$15,086,277	$18,075,327

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016, as follows:

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016	Year Ended December 31, 2016
Oil purchase costs	$3,912,258	$7,869,086	$9,349,388
Shipping & Vessels OPEX	1,606,221	2,673,169	2,986,388
Other	-	145,342	161,353

Totals	$5,518,479	$10,687,597	$12,497,214

Gross profit percentage	53.19%	29.16%	30.86%

Total operating expenses for the nine months ended September 30, 2017 and 2016 were $4,785,286 and $3,878,234 inclusive of depreciation of approximately $521,404 and $505,759, respectively, an increase of approximately $907,052 or approximately 23%.

The Company experienced net income of approximately $1,549,223 and $576,245 for each of the nine months ended September 30, 2017 and 2016, respectively, an increase of approximately $972,978 or approximately 168%.

Earnings per share for the respective nine months ended September 30, 2017 and 2016 were $0.009 and $0.004, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, respectively, the Company had cash and cash equivalents of approximately $1,515,388, and $362,083 with corresponding working capital of approximately $6,326,781 and $3,375,524.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos P. Traios, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a material weakness in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Part II – Other Information

Item 1 - Legal Proceedings

None.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosure

None

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2017	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith