Form 10-K
period 2017-12-31
Petrogress, Inc.
filed 2018-03-29
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended	December 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-55854

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, Suite 2110, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 376-5228

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (30,795,807 shares of common stock) as of June 30, 2017 was $1,324,219 (computed by reference to the price at which the common equity was last sold ($0.043) as of the last business day of the registrant's most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of March 26, 2018 was 344,607,672.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. The significant subsidiaries are Petrogres Co. Limited, Petronav Carriers LLC, Petrogress Int’l LLC, and Petrogress Oil & Gas Energy Inc.

EXPLANATORY NOTE

The Company is including in this Annual Report on Form 10-K for the year ended December 31, 2017, amended and restated financial statements and other financial information for the year ended December 31, 2016. We refer to the foregoing restatements in this document as the “Restatement”.

We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restated Periods. Accordingly, with respect to all Restated Periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-K, or in our future filings with the Securities and Exchange Commission (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

A comparison of the earnings effects of this Restatement to earnings from continuing operations, as previously reported, follows below under “Effects of Restatement”.

Background

During the year ended December 31, 2017 we adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations.

Effects of Restatement

The tables below set forth the effects of the Restatement on our previously reported Consolidated Balance Sheets and Statements of Comprehensive Income for the year ended December 31, 2016. The Company also made certain reclassifications to improve the presentation of the Financial Statements and the level of information users could obtain. The Restatement has no material effect on our cash flows or liquidity in any of the Restated Periods. See Notes 1 and 2 of the Notes to Consolidated Financial Statements of this Report on Form 10-K for additional information.

Restated Consolidated Balance sheets as of December 31, 2016

	December 31, 2016	Restatement		December 31, 2016
	As filed	adjustments	Reclassification	As restated
Assets
Cash and cash equivalents	$362,083	$-	$-	$362,083
Accounts receivable, net	2,427,668	-	-	2,427,668
Prepaid expenses and other current assets	1,058,088	-	-	1,058,088
Marketable securities	20,940	-	-	20,940
Total current assets	3,868,779	-	-	3,868,779
Vessels and other fixed assets, net	5,919,067	102,218	-	6,021,285
Security deposit	8,775	-	-	8,775
Total Assets	$9,796,621	$102,218	$-	$9,898,839

Liabilities and Shareholders' Equity
Liabilities
Accounts payable and accrued expenses	$148,269	$-	$-	$148,269
Due to related party	234,600	-	-	234,600
Convertible promissory notes	44,887	-	-	44,887
Derivative liabilities	65,499	-	-	65,499
Total current liabilities	493,255	-	-	493,255
Total liabilities	493,255	-	-	493,255

Commitments and Contingencies

Shareholders' equity:
Common stock	166,796	-	-	166,796
Additional paid-in capital	8,423,641	-	-	8,423,641
Accumulated comprehensive loss	15,660	-	-	15,660
Accumulated profit	697,269	102,218	-	799,487
Equity attributable to Owners of the Company	9,303,366	102,218	-	9,405,584
Non-controlling interests	-	-	-	-
Total liabilities and shareholders' equity	$9,796,621	$102,218	$-	$9,898,839

Effect of Restatement on Net income and Earnings per share for the year ended December 31, 2016

Year ended
December 31, 2016
Depreciation expense (as previously reported)	$(676,328)
Adjustments	(164,920)
Depreciation expense (as restated)	$(841,248)

Net income (as previously reported)	$223,144
Adjustments	(164,920)
Net income (as restated)	$58,224

Basic and diluted earnings per share (as previously reported)	$0.002
Typo in previously reported earnings per share	(0.0006)
Adjustments	(0.0010)
Basic and diluted earnings per share (as restated)	$0.0004

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Our Corporate History and Background

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 19, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities (“SEA”) with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post- transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. In connection with the transaction, Mr. Traios was appointed as a director of 800 Commerce, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of Common Stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

800 Commerce’s acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a “reverse acquisition” whereby Petrogres Co. Limited was the acquirer for financial statement purposes. Accordingly, the historical financial statements of 800 Commerce are those of Petrogres Co. Limited and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 19, 2016 transaction date.

On March 9, 2016, 800 Commerce’s Board of Directors approved an amendment to 800 Commerce’s Articles of Incorporation to change 800 Commerce’s name to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress, Inc. filed Articles of Merger and Plan of Merger in Florida and Delaware to change Petrogress, Inc.’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. Petrogress, Inc.’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its four wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

The Company’s management team operates from its principal offices located in Piraeus, Greece.

Overview of Significant Subsidiaries

Petrogres Co. Limited, is a Marshall Islands corporation, incorporated in 2009 with the purpose of supplying crude oil and other oil products in West Africa. Since its inception, Petrogres Co. Limited has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres Co. Limited has strengthened its position in the oil and gas industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

In 2014, Petrogres Co. Limited entered into a Joint Venture Agreement (the “JV Agreement”) with Platon Gas Oil Ghana Limited, an oil refinery and importer of various petroleum products based in Ghana (“Platon”). Pursuant to the terms of the JV Agreement, Platon would process crude oil and other products while Petrogres Co. Limited would sell those products and other raw materials directly to local refineries in Ghana. Due to management changes in Platon on August 2016, we decided to suspend operations conducted under the terms of the JV Agreement.

On March 20, 2018 Petrogres Co. Limited entered into a new Partnership Agreement with Platon that is intended to be renewed on an annual basis, pursuant to which Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana by Platon. Under the Partnership Agreement, Petrogres Co. Limited is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing by Platon into various petroleum products, including crude oil, blend stocks, cutter stock and other feedstock. Platon will also be expected to market and distribute the refined petroleum products.  Net profits from the sale of the petroleum products will be split evenly between Petrogres Co. Limited and Platon. As of the execution of the Partnership Agreement, Petrogres Co. Limited appointed its local commercial manager and its accountant to perform the daily supervision and monitoring of the storage, processing and of the sales of the refined products to local buyers, including the marketing and distribution.

In November 2016, Petrogres Co. Limited entered into an alliance agreement with Prometheus Maritime Ltd., a Nigerian corporation (“PML”), a crude oil and gas trading company (the “Alliance Agreement”). Pursuant to the terms of the Alliance Agreement, Petrogres Co. Limited and PML agreed to cooperate on a petroleum project in Nigeria, with Petrogres Co. Limited acting as the lead party, which would facilitate the supply of oil commodities and the attending-servicing of our tankers fleet while they are trading and navigating in Nigeria territory.

In addition to the long term arrangements described above, Petrogres Co Limited also makes sales to individual buyers by supplying them crude oil, gas oil and other feedstock products on spot sales, either on Ship-to-Ship (STS) or Cost & Freight (C&F) terms.

Currently Petrogres Co. Limited operates as an international merchant of petroleum products specializing in crude oil and refined products trade within West African and Mediterranean countries, with a focus on the supply and trade of light petroleum fuel oil (“LPFO”), refined oil products and other petrochemical commodities to refineries in West Africa and Mediterranean. Such products are shipped and delivered to these refineries by its four beneficially-owned affiliated vessels. We are focused on increasing our sales and expanding our sales base by attempting to register Petrogres Co. Limited with large crude oil suppliers, as SOMO Iraq, NNPC Nigeria and NOC Libya, while we have obtained letters of interest from oil refineries for their supply with our products.

Petronav Carriers LLC, is a Delaware limited liability company, incorporated in March 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products within various countries in West Africa.

In December 2016, Petronav Carriers LLC executed a non-binding memorandum of understanding with West Africa Fenders Ltd., a Nigerian company that provides ship-to-ship services to the oil and shipping industries. The memorandum contemplates that Petronav may purchase a 25% interest in the capital of West Africa Fenders Ltd., subject to execution of definitive agreements and customary closing conditions. Although we consider this transaction a priority for our plans of business expansion, it has yet to be consummated, subject to establishing the necessary financing.

Petronav Carriers LLC is actively exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its fleet. On these grounds, Petronav Carriers LLC is currently in negotiations with certain owners/ sellers based in Dubai to purchase two Aframax tanker vessels, subject to establishing the necessary financing.

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017 with the purpose of acting as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, Petrogress Int’l LLC acquired 90% of the shares of Petrogres Africa Company Limited from Christos Traios, our President, Chief Executive Officer and sole Director. Petrogres Africa Company Limited holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, we strengthen our presence and position in a huge and promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

In October 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard& Offshore Service Terminal Ltd., to obtain a long term lease from Cyprus Port Authorities (CPA), the area that F&T Investment used as shipyard located at Limassol port. PG Cypyard& Offshore Service Terminal Ltd. is also expected to improve the leased area by providing facilities and services to offshore platforms that will be operating in the exploration and production of natural gas in Cyprus economy zone. The project is ongoing and we are in close negotiations with CPA.

On December 2017, Petrogress Int’l LLC entered into a Memorandum of Understanding with EDT Agency Services, Ltd. to combine the companies’ operations at the Port of Limassol and in additional port facilities in Cyprus.  The memorandum covers shore-base and offshore support services from the Port of Limassol, as well as future developments at Vassiliko Energy Port, where the CPA has announced its plans for a $300 million investment for the creation of an industrial and energy harbor. The foregoing joint operations will be conducted under PG Cypyard& Offshore Service Terminal Ltd.

On February 2018, the Company through Petrogress Int’l LLC entered in a Partnership and Memorandum of Understanding agreements with A&E Petroleum Co. Limited, a Nigerian company who owns its own farm with oil storage tanks and private jetty for loading and unloading petroleum products. A&E Petroleum Co. Limited operates in sales and distribution of gas oil in the local market with available storage capacity for approximately 90,000 cubic meters, and is established for the last 8years as an oil wholesale company. The Partnership agreement anticipates that Petrogress Int’l LLC and A&E Petroleum Co. Limited will contribute to the capital and own 55% and 45% respectively, a new entity to be named P&A Nigeria Oil. Co. Ltd. (“PANOC”). This Partnership agreement anticipates among others that Petrogress Int’l LLC or any of its affiliated companies will supply PANOC with about 5-6,000 tons gas oil on a monthly basis; PANOX will then store and distribute and/ or sell the oil to local end-buyers.

On February 2018, Petrogress Int’l LLC executed a Representation/Agency agreement with Mr. Louizos George, with the aim of establishing its representation in Erbil, Iraq. Mr. Louizos is handling on behalf of Petrogress Int’l LLC the negotiations with SOMO (the Iraqi National Oil Company) to register the company as a buyer and obtain an allocation of Basrah Light Crude Oil for 1,000,000 barrels per month under a long term contract. The registration process is ongoing and we hope to finalize it within the second quarter 2018.

On March 2018, the company appointed Mr. Osy Adah as its representative in Nigeria. Mr. Adah is a Nigerian Citizen who has previously worked as a manager in major Nigerian oil companies. Through our representative, we have commenced the procedures for the registration of Petrogress Int’l LLC with Nigeria National Petroleum Company (NNPC) for an allocation for supplying half million barrels of Bonny light on monthly terms.

On March 23, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Nigeria Oil storing company Gonzena Hydrocarbons and Energy Co. Ltd (“Gonzena”), which is located in Koko Town of Delta River and operates in the store and distribution of oil products into local Nigerian market. A new entity will be formed which is to be named P&GNigeira Oil Company Ltd (“PEGNOC)” to which Petrogress Int’l LLC and Gonzena will participate in 55% and 45% respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters.

Petrogress Oil & Gas Energy Inc., is a Texas corporation, incorporated in December 2015 and is focused on identifying and acquiring suitable interests in oil fields in Texas to allow for the Company’s expansion of its operations to include oil refinery production based within the United States and to export liquefied natural gas (“LNG”) to Mediterranean markets.

On September 2017, Petrogress Oil & Gas Energy Inc. through its affiliated company Petrogres Africa Company Limited, commenced negotiations with Ghana National Petroleum Company (“GNPC”) for the exploration of the oil fields in Saltpond basin and the repairs of the oil rig-platform “APG-1” where a survey on the of the platform is carried-out by a US specialist, for the assessment of the repairs cost of the platform and the improvement of the oil production.

The Saltpond oil fields, including the APG-1 platform, were operated by the Texas corporation Lushann International Energy, Inc. (“Lushann”), under a Petroleum Agreement with GNPC since 2004 (the “Petroleum Agreement”). Due to financial and technical issues the Petroleum Agreement was suspended by GNPC on August 2017 and the operations in Saltpond ceased.

Based on our interest on re-commencing the operations and to continue the oil production, we conducted negotiations with Lushann, which were concluded on February 16 2018, with the execution of a Memorandum of Understanding between Petrogress Oil & Gas Energy Inc. and Lushann. Under the terms of this memorandum, Petrogress Oil & Gas Energy Inc. elected to play the role of a farm-in-partner in the crude oil and the associated gas production in the developing area of 12 km² of the Saltpond oil field. The parties have agreed to form a Ghanaian limited liability company to be named PG – Saltpond Offshore Oil Production & Development Co., Limited (“SODCO”). Subject to the removal of the suspension of the Petroleum Agreement, and the assignment of 65% of SODCO to Petrogress Oil & Gas Energy Inc., the latter intends to undertake the necessary repairs and improvements of the APG-1 platform, and arrange a cash investment of $3.5 million plus a credit line of $15.0 million. The agreement is expected to be finalized in May 2018.

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

Employees

As of March 15, 2018, the Company employed: 10 employees located in Greece through Petrogres (Hellas) Co, a branch of Petrogres Co. Limited, incorporated in Piraeus Greece on March 2015; 6employees located in Ghana, through Petrogres Africa Company Limited, a subsidiary of Petrogress Int’l LLC; approximately 55 full-time laborers and crew members through Petronav Carriers LLC and 2 contract employees in Cyprus. In addition, there are 2 representatives in Iraq and Nigeria, respectively with commission and bonus compensation.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We make available, free of charge on our website (http://www.petrogressinc.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and any amendments to such reports) as soon as reasonably practical after such reports are filed. Information contained on or connected to our website is not incorporated by reference into this report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Report, before investing in our common stock. Our results of operations and financial condition could be adversely affected by any of these risks, which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

Our operating results may fluctuate significantly.

Historically, the tanker markets have been volatile as a result of the many conditions and factors that can affect the price, supply and demand for tanker capacity. Demand for crude oil and product tankers is historically well correlated with the growth or contraction of the world economy. The past several years were marked by a major economic slowdown which has had, and continues to have, a significant impact on world trade, including the oil trade. Global economic conditions remain fragile with significant uncertainty with respect to recovery prospects, levels of recovery and long-term economic growth effects. Energy prices sharply declined from mid-2014 to the end of March 2016 primarily as a result of increased oil production worldwide. In response to this increased production, demand for tankers to move oil and refined petroleum products increased significantly.

The demand for tankers capacity has generally been influenced by, among other factors:

●	global and regional economic conditions;
●	developments in international trade;
●	changes in seaborne and other transportation patterns, such as port congestion and canal closures or expansions;

●	supply and demand for energy resources, commodities, semi-finished and finished consumer and industrial products, and liquid cargoes, including petroleum and petroleum products;
●	changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;
●	the globalization of manufacturing;
●	carrier alliances;
●	armed conflicts and terrorist activities, including piracy;
●	natural or man-made disasters that affect the ability of our vessels to use certain waterways;
●

political, environmental and other regulatory developments, including but not limited to governmental macroeconomic policy changes, import-export restrictions, central bank policies and pollution conventions or protocols;

●	embargoes and strikes;
●	technical advances in ship design and construction;
●	waiting days in ports;
●	changes in oil production and refining capacity and regional availability of petroleum refining capacity;
●	the distance chemicals, petroleum and petroleum products are to be moved by sea;
●	the changes in seaborne and other transportation patterns, including changes in distances over which cargo is transported due to geographical changes in where oil is produced, refined and used; and
●	competition from alternative sources of energy.

The supply of vessel capacity has generally been influenced by, among other factors:

●	the number of vessels that are in or out of service;
●	the scrapping rate of older vessels;
●	port and canal traffic and congestion;
●	the number of newbuilding deliveries;
●	vessel casualties;
●	the availability of shipyard capacity;
●	the economics of slow steaming;
●	the number of vessels that are used for storage or as floating storage offloading service vessels;
●	the conversion of tankers to other uses, including conversion of vessels from transporting oil and oil products to carrying dry bulk cargo and the reverse conversion; and
●	availability of financing for new vessels.

We generate all of our revenues in U.S. dollars but may also incur a portion of our expenses in other currencies, and therefore exchange rate fluctuations could have an adverse impact on our results of operations.

We generate all of our revenues in U.S. dollars but may also incur a portion of our expenses in currencies other than the U.S. dollar. This difference could lead to fluctuations in our Net income due to changes in the value of the dollar relative to the other currencies, in particular the Euro. Expenses incurred in foreign currencies against which the U.S. dollar falls in value could increase, further decreasing our Net income or increasing our net loss and decreasing our cash flows from operations. Any declines in the value of the U.S. dollar could also lead to higher expenses payable by us.

An increase in operating costs could adversely affect our cash flows and financial condition.

Vessel operating expenses include the costs of provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs, which depend on a variety of factors, many of which are beyond our control. Some of these costs, primarily relating to insurance and enhanced security measures implemented after September 11, 2001 and as a result of acts of piracy, have been increasing. In addition, in the event any of our vessels suffer damage, our insurance may not cover the costs of repair. Such repair and maintenance costs are difficult to predict with certainty and may be substantial. Increases in any of these costs could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

In general, the costs to maintain a vessel in good operating condition increase as the vessel ages. All of the Company’s 4 operating vessels were built prior to 1995. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

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

If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives, which we estimate to be 10 years from their transfer to the Company. Our cash flows and income are dependent on the revenues earned by our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and cash flow would be adversely affected.

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

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we intend to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	allowance to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly Operations” disclosure;
●	reduced requirements for our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosures;
●	reduced disclosure requirements about our executive compensation arrangements;
●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We have taken advantage of reduced reporting requirements in this Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you have beneficial ownership. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict whether investors will find investing in our common stock to be less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company,” or a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

The rights of the holders of common stock are impaired by the issuance of preferred stock.

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

On July 14, 2017, Christos Traios, our President, Chief Executive Officer and sole Director approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100.00 per share; all of these shares were issued to Christos Traios as provided in his employment agreement. The holder(s) of the Series A shares have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of common stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder(s) of the Series A shares will be entitled to receive out of the assets of the Company, prior to and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100.00) per share.

In light of the Series A Preferred Stock rights and additional rights that may be granted in connection with the designation issuance of additional preferred stock, the possible negative impact on takeover attempts could adversely affect the price of our common stock.

We will incur increased costs as a result of being a public company. These costs will adversely impact our results of operations.

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. Such costs include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (“SEC”) via EDGAR (the Electronic Data Gathering, Analysis, and Retrieval system) and XBRL (eXtensible Business Reporting Language) coding costs. In addition, we have costs associated with corporate counsel and our transfer agent. The Sarbanes-Oxley Act of 2002 and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance.

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

Our President, Chief Executive Officer and sole Director, Christos Traios, is not resident of the United States. Consequently, it may be difficult for investors to effect service of process on Mr. Traios in the United States and to enforce in the United States judgments obtained in United States courts against Mr. Traios based on the civil liability provisions of the United States securities laws. Since substantially all of our assets are located in Europe and Africa, it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, any judgment obtained in the United States against us may not be enforceable in those foreign jurisdictions.

We have assessed the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and management concluded they are not effective. If there is a material weakness in either, there are no assurances that our financial statements will not contain errors which could require us to restate our financial statements.

The Sarbanes-Oxley Act of 2002 requires public companies to establish disclosure controls and procedures and controls over financial reporting and to periodically assess the effectiveness of the controls and procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act and to report on a quarterly basis, in our quarterly and annual reports which we file with the SEC, our management’s conclusion regarding the effectiveness of our disclosure controls and procedures. As of December 31, 2017, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2017, our disclosure controls and procedures are not effective.

We are not subject to certain corporate governance requirements applicable to listed companies.

Because our securities are not listed on a national securities exchange, we are not subject to corporate governance requirements that are applicable to listed companies. For instance, we are not required to have a majority of independent directors, a separate audit committee comprised entirely of independent directors or a separate compensation committee comprised entirely of independent directors. In addition, we are not required to have our board nominees selected, or recommended for the board’s selection, either by a nominating committee comprised entirely of independent directors or by a majority of our independent directors. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to the corporate governance requirements applicable to listed companies.

The price of our common stock may be volatile as a result of factors that are beyond our control and if the price of our common stock fluctuates, you could lose a significant part of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of our common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Our common stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is categorized as “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our common stock, or may adversely affect the ability of shareholders to sell their shares.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of our common stock.

There is a limited trading market for our common stock and there is no guarantee of a liquid public market for you to resell our common shares.

Our common stock trades under the symbol “PGAS” on the OTC Pink tier of the OTC Markets Group, Inc. OTC Pink is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that are quoted on the OTC Pink compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board of Directors (which is currently constituted entirely by Christos Traios, who serves as the sole member), based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Certificate of Incorporation, contractual restrictions, and such other factors as our Board in its sole discretion deems relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

The Company leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately USD$2,998 at December 31, 2017). This lease expires on May 31, 2018. This office space is deemed adequate for Company’s current operations.

The Company leases a corporate apartment in New York City, to be used by Christos Traios, the Company’s President, Chief Executive Officer and sole Director. Mr. Traios spends approximately 35% of the time he devotes to the conduct of business in New York. The monthly lease is for $4,100 and expires on July 12, 2018.

The Company leases a New York office space which is utilized for administrative purposes. The monthly lease is for $2,800 and expires on October 1, 2018.

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no other material proceedings in which any of our directors, executive officers, affiliates or shareholders are a party adverse to us or that may have a material interest adverse to us.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. (the “OTC Pink”) under the symbol “PGAS.” The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTC Pink. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2017	0.0478	0.0264
September 30, 2017	0.0650	0.0239
June 30, 2017	0.0720	0.0170
March 31, 2017	0.0490	0.0161
December 31, 2016	0.0730	0.0151
September 30, 2016	0.0600	0.0131
June 30, 2016	0.2900	0.0120
March 31, 2016	0.0515	0.0056

On March 23, 2018, the last closing bid price per share for our Common Stock reported by the OTC Pink was $0.021.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of March 26, 2018, we had 56 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of March 26, 2018, we had 344,607,672 shares of our Common Stock issued and outstanding.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2017. Our Board of Directors (which is currently constituted entirely by Christos Traios who serves as the sole member) does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Mr. Traios considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years have been previously reported as required in Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.     SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Introduction

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries.

Restatement

During the year ended December 31, 2017 we identified an error in the calculation of our previously reported depreciation expense. We adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations. Previous periods financial statements were restated accordingly.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries. We list our significant subsidiaries below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Delaware)

Petrogress Int’l LLC (Delaware)

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

Reclassifications

For the year ended December 31, 2016 we reclassified specific amounts of expenses in order to conform to current year presentations of our results. See Note 2 in the Notes to the Consolidated Financial Statements for further information on the reclassifications performed.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable, net

The amount shown as accounts receivables, net at each balance sheet date includes estimated recoveries from customers and charterers for sales of oil products, hires, freight and demurrage billings, net of allowance for doubtful accounts. Accounts receivable involve risk, including the credit risk of non-payment by the customer. Accounts receivable are considered past due based on contractual and invoice terms. An estimate is made of the allowance for doubtful accounts based on a review of all outstanding amounts at each period, and an allowance is made for any accounts which management believes are not recoverable. The determination of bad debt allowances constitutes a significant estimate.

For the year ended December 31, 2017 an allowance of $395,413 was recorded for doubtful accounts while no allowance for doubtful accounts was recorded as of December 31, 2016. This allowance was charged against trade receivables from specific customers as management estimated there is a probability that these balances would not be recovered by the Company in their entirety. This allowance is presented in the designated line on the Statements of Comprehensive Income.

For the year ended December 31, 2017, we wrote off balances of other receivables equal to $326,724, as management estimated there was a very remote probability these balances could be recovered. The amount of write-off is presented in the designated line on the Statements of Comprehensive Income.

For the year ended December 31, 2016, we wrote off Accounts Receivable balances of $373,371. This amount was included in General and administrative expenses in the filed Financial Statements for the year then ended. During the year ended December 31, 2017 the Company renamed General and administrative expenses to Selling, general and administrative expenses and the amount of write off for the year ended December 31, 2016 has been reclassified to its designated line in the Consolidated Statements of Comprehensive Income in order to conform with the current year presentation. See Note 2 in the Notes to the Consolidated Financial Statements for further information on reclassifications performed.

Inventories

The Company's inventories consist primarily of purchased gas oil in transit on a marine vessel at the respective balance sheet date, is valued at the lower of cost or market using the mark-to-market method of valuation.

Marketable Securities

We classify marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

Vessels and other fixed assets, net

During the year ended December 31, 2017, as mentioned above, we adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations. Previous periods financial statements that were filed in the Form 10-K for the fiscal year ended December 31, 2016 were restated accordingly. The effect of this adjustment to the respective figures is presented below:

●

Accumulated profit as of December 31, 2015 has increased by $267,138. Specifically Accumulated profit increased from a balance of $2,274,125 as stated in prior Financial Statements as of December 31, 2016 to a balance of $2,541,263 as restated.

●

Accumulated profit as of December 31, 2016 has increased by $102,218. Specifically Accumulated profit increased from a balance of $697,269 as stated in prior Financial Statements as of December 31, 2016 to a balance of $799,487 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect the Restatement had in the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net income and Accumulated profit for the same period.

●

Depreciation expense for the year ended December 31, 2016 was increased by $164,920. Depreciation expense as stated in prior Financial Statements for the year ended December 31, 2016 was $676,328 and as a result of the Restatement increased to $841,248, leading to an equal decrease in Net income and Accumulated profit of this period;

●	Net income of the year ended December 31, 2017 was decreased by $216,731 due to the increased depreciation expense for the same period.
●

Net book value of Vessels and other fixed assets, net as of December 31, 2016 has increased by $102,218. Specifically net book value of Vessels and other fixed assets, net increased from a balance of $5,919,067 as stated in prior Financial Statements as of December 31, 2016 to a balance of $6,021,285 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect of the Restatement on the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net book value of Vessels and other fixed assets, net equal to $102,218 as of December 31, 2016 as of December 31, 2016.

●	Net book value of Vessels and other fixed assets, net as of December 31, 2017 has decreased by $216,731 due to the increased depreciation expense for the period;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2016 were decreased by $0.001;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2017 were decreased by $0.0013 and $0.0012 respectively;

The following table presents the adjustments performed to the figures affected from our adjustment on accumulated depreciations:

	Vessels	Furniture & equipment	Total
Cost
Balance at December 31, 2015	$9,550,000	$85,000	$9,635,000
Additions	449,380	2,015	451,395
Disposals	-	-	-
Balance at December 31, 2016	$9,999,380	$87,015	$10,086,395
Additions	172,550	6,763	179,313
Disposals	-	(483)	(483)
Balance at December 31, 2017	$10,171,930	$93,295	$10,265,225
Accumulated depreciation
Balance at December 31, 2015 as originally reported	$(3,440,000)	$(51,000)	$(3,491,000)
Prior period adjustment	$267,138	$-	$267,138
Balance at December 31, 2015 as restated	$(3,172,862)	$(51,000)	$(3,223,862)
Depreciation for the period as originally reported	(667,508)	(8,820)	(676,328)
Depreciation due to adjustment	(164,920)	-	(164,920)
Depreciation for the period as restated	(832,428)	(8,820)	(841,248)
Balance at December 31, 2016	$(4,005,290)	$(59,820)	$(4,065,110)
Depreciation for the period	(902,903)	(15,263)	(918,166)
Balance at December 31, 2017	$(4,908,193)	$(75,083)	$(4,983,276)
Vessels and other fixed assets, net - December 31, 2016	$5,994,090	$27,195	$6,021,285
Vessels and other fixed assets, net - December 31, 2017	$5,263,737	$18,212	$5,281,949

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Vessels	10 years
Office equipment and furniture	10 years
Computer hardware	5 years

Organization costs

We have adopted the provisions required by the Start-Up Activities topic of the FASB ASC whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

Income taxes

We file income tax returns in various jurisdictions, as appropriate and required. We were not subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2012.

We account for income taxes in accordance with ASC 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, we have not incurred any liability for unrecognized tax benefits, including assessments of penalties and/or interest.

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Our tax years subsequent to 2011 remain subject to examination by federal and state tax jurisdictions.

Earnings/ (Loss) Per Share

We report earnings/ (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing Net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed by dividing Net income by the weighted-average number of shares of Common Stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

As of December 31, 2017, the basic and dilutive weighted average number of shares of Common Stock of the Company is 172,962,382 and 172,988,791 respectively.

As of December 31, 2017, the Company has 26,409 shares of Common Stock which could be deemed to be dilutive and are included in the calculation of dilutive earnings per share for the year ended December 31, 2017.

As of December 31, 2017, there were no anti-dilutive securities.

As of December 31, 2016, the basic and dilutive weighted average number of shares of Common Stock of the Company was 161,016,555.

Potentially dilutive securities for the year ended December 31, 2016 including outstanding convertible debt that is convertible into approximately 2,380,266 shares of Common Stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

Accounting for Equity-based Payments

We account for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of our common stock and recognized as expense during the period in which services are provided.

Comprehensive Income

We adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in Comprehensive loss consist of cancellation of available-for-sale securities and foreign currency translation adjustments.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses, and convertible debt.

The carrying amount of cash, accounts receivable, inventory, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs. Our derivative liability is valued using the level 3 inputs. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Interest rate risk is the risk that our earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. We do not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that our earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. We do not use derivative instruments to moderate its exposure to financial risk, if any.

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measure ment date for identical, unrestricted assets or liabilities;

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively, for each fair value hierarchy level:

	Total	Level 1	Level 2	Level 3
December 31, 2017
Loan facility from related party	$297,400	$297,400	$-	$-
December 31, 2016
Derivative liabilities	$65,499	$-	$-	$65,499

The following table sets forth a reconciliation of changes in the fair value of our Derivative Liability consideration Level 3 financial liabilities:

	Year ended December 31,
	2017	2016
Balance, January 1,	$65,499	$-
Additions to Level 3	-	65,499
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Change in fair value	-
Payments	(65,499)
Balance, December 31,	$-	$65,499

Effects of Recent Accounting Pronouncements not yet adopted

We discuss new accounting standards which have been issued but not yet adopted, their required date of adoption and/or planned date to adopt, if earlier, and the anticipated impact that adoption of the standards are expected to have on our financial position and results of operations in Note 3– Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2017, cash and cash equivalents increased by $788,916 compared to a decrease of $1,520,222 for the year ended December 31, 2016. Ending cash and cash equivalents at December 31, 2017 was $1,150,999 compared to $362,083 at December 31, 2016.

For the year ended December 31, 2017, net cash provided by operating activities was $714,921 compared to $730,369 for the year ended December 31, 2016.

Our Net income excluding the non-cash items contributed $2,191,173 to cash from operating activities, reflecting the high gross profit margin of the Company through the year ended December 31, 2017. Assets included in the calculation of the Company’s working capital have increased by $2,859,188 mainly from the increase of accounts receivable and inventories which have increased by $2,803,354 and $171,500 respectively. This increase has been financed mainly by our Net income and the increase of our liabilities included in working capital, namely the increase in Accounts payable and Amounts due to related party which have increased by $1,100,419 and $266,153 respectively during the year ended December 31, 2017.

Our Net income excluding the non-cash items contributed $1,156,097 to cash from operating activities, reflecting the high gross profit margin of the Company through the year ended December 31, 2016. This cash inflow from operating activities was supported by the amounts contributed to the Company by related party, equal to $234,600 and was used amongst other to repay outstanding accounts payable, equal to $667,203 as of the year ended December 31, 2016.

During the year ended December 31, 2017, cash used in investing activities was a result of capital improvements of fixed assets of $179,313 compared to 450,591 for the year ended December 31, 2016.

During the year ended December 31, 2017, cash provided by financing activities were the result of: $275,000 of funding provided by Christos Traios, our President, Chief Executive Officer and sole Director under the terms of the Revolving Line of Credit agreement, presented in Note 12 in the Notes to Consolidated Financial Statements below; offset by the repayment of the assumed Mammoth notes of $26,767.

During the year ended December 31, 2016, cash used in financing activities were the result of the dividend paid by Petrogres Co. Limited in February 2016 to its sole shareholder prior to the SEA, amounting to $1,800,000.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and the expenses we suffer in order to comply with the regulatory requirements of SEC. Specifically, Petrogress, Inc. which is the listed company of Petrogress, Inc. group of Companies, does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of the SEC. These costs which equal $459,736 have produced along with the rest of the expenses Petrogress, Inc. suffers a Net income of $485,437 for the year ended December 31, 2017.

Since the reverse acquisition of Petrogres on February 19, 2016, the Company’s principal sources of cash are a) net cash provided from operating activities, which includes the sale and shipment of petroleum products, and b) cash contributed to the Company by Mr. Traios.

During the year ended December 31, 2017, cash provided by operating activities amounted to $714,921. From this amount, $138,519 was provided from Petrogres Co. Limited to Petrogress Inc. –the listed company of the group-. This amount was deprived from the operations of Petrogres Co Limited in order to finance the needs of the listed entity, imposing additional difficulties in the efficient running of group’s cash generating activities, specifically the oil trading performed by Petrogres Co Ltd.

During the year ended December 31, 2017 Mr. Traios lent the Company $275,000 under the terms of the Revolving Line of Credit facility presented in Note 12 in the Notes to Consolidated Financial Statements below. As described in Note 10 below, Christos Traios advanced the Company $52,500 and he was repaid $24,652 during the year ended December 31, 2017. The amounts borrowed or advanced to the Company by Mr. Traios were necessary in order to cover among others, the expenses suffered by Petrogress, Inc. the listed company of Petrogress, Inc. group of companies.

Management seeks to secure the necessary financing for the expansion of Company’s operations, taking into consideration that any potential financing agreement should not deteriorate the investment of the shareholders in our Company, specifically the terms of a potential financing agreement should not cause dilution to the shares holdings of our investors. This effort becomes more challenging taking into consideration the low price our share is traded. The average price of our share for 2017 was $0.0032, significantly below $1. The conversion mechanism of a potential financing agreement in the form of convertible promissory note would require the issuance of additional shares in the option of the holder of the debt, which would deteriorate the investing position of our shareholders.

Based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures for a period of at least 12 months after the date of this report. Our intention to expand our operations, increase the oil sales or go into new projects-operations will be subject to extra financing support.

Our liquidity may be adversely affected as described in “Risks Related to our Business” as described in ITEM 1A. “RISK FACTORS.”

Results of Operations

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

Our main operations are managed by an experienced team, located in Piraeus, Greece.

Comparison of Years Ended December 31, 2017 and 2016

Revenues

Net sales for the year ended December 31, 2017 and 2016 were $9,163,356 and $18,075,327, respectively, a decrease of $8,911,971 or approximately 49%. Sales were comprised of the following:

	Year ended December 31,
	2017	2016
Crude oil net sales	6,539,346	9,226,800
Gas oil net sales	1,997,660	7,697,600
Other	626,350	1,150,927
Totals	9,163,356	18,075,327

The decrease in sales resulted primarily from the extensive period of repairs and improvements that two of our vessels underwent during this year, which consequently caused a reduction in shipments and deliveries of our products.

Costs of goods sold

Costs of goods sold for the year ended December 31, 2017 and 2016, were $5,619,978 and $14,957,417 respectively, a decrease of $9,337,439 or approximately 62%, and were comprised of the following:

	Year ended December 31,
	2017	2016
Oil purchase costs	3,406,503	9,349,473
Shipping and handling expenses	1,537,920	4,517,788
Direct vessels' operating expenses	675,555	928,803
Other	-	161,353
Totals	5,619,978	14,957,417

During the year ended December 31, 2017 we adjusted the classification of our expenses in order to improve the presentation of the Financial Statements and the level of information users obtain. We included in our Costs of goods sold the following categories of expenses: Oil purchase costs, Shipping and handling costs and Direct vessels operating expenses.

Oil purchase costs include the costs for purchasing the gas oil and crude oil that the Company then resells through its subsidiaries Petrogres Co Limited and Petrogres Africa Company Limited.

Shipping and handling costs include all the costs necessary to bring the commodity to the possession of the final customer. Most significant items in this category of expenses are crew wages, bunkers and port expenses.

Direct vessels operating expenses include all the expenses necessary to maintain Company’s vessels in a proper condition in order to be able to serve the Company and its final customers. These expenses mainly consist of maintenance & repairs expenses, provisions and management expenses.

For the year ended December 31, 2016 we reclassified specific amounts of expenses in order to present our results of operations in accordance with the foregoing categories of expenses and to conform to the current year presentation.

Specifically, in relation to Costs of goods sold, we performed the following reclassifications of expenses for the year ended December 31, 2016 as filed: a) an amount of $1,531,400 previously classified in Operating Costs, was reclassified to Shipping and handling expenses; b) an amount of $906,303 previously classified in Operating Costs, was reclassified to Direct vessels operating expenses; c) an amount of $22,500 was reclassified from Selling, general and administrative expenses to Direct vessels operating expenses.

Overall Costs of goods sold has decreased by 62% while revenue from sales of goods has decreased by approximately 49%, reflecting the continuous efforts we make in order to improve our cost efficiency and increase profits for our shareholders.

Corporate expenses

During the year ended December 31, 2017, management established Corporate expenses as a separately identifiable category of expenses, in order to improve the presentation and the overall level of information users of the Financial Statements of the Company can obtain. Corporate expenses mainly include the expenses suffered from Petrogress, Inc. which is the listed company of our group in order to comply with all the regulatory requirements. These include compensation of Christos Traios, our President, Chief Executive Officer and sole Director, consultants and professional services namely legal and audit fees, and travel expenses of Mr. Traios to our New York office. Expenses included in the filed Financial Statements for the year ended December 31, 2016 have been reclassified in different categories in order to improve overall presentation. Amounts of $418,604 and $100,160 previously included in Selling, general and administrative and Operating costs respectively, have been reclassified in Corporate expenses. Corporate expenses have been reduced by $53,491 or 10% reflecting our continuous efforts to allocate more efficiently our available resources.

Selling, general and administrative expenses

During the year ended December 31, 2017, management established Corporate expenses as a separately identifiable category of expenses, in order to improve the presentation and the overall level of information users of the Financial Statements of the Company can obtain. Corporate expenses mainly include the expenses suffered from Petrogress, Inc. which is the listed company of our group in order to comply with all the regulatory requirements. These include compensation of Christos Traios, our President, Chief Executive Officer and sole Director, consultants and professional services namely legal and audit fees, and travel expenses of Mr. Traios to our New York office. Expenses included in the filed Financial Statements for the year ended December 31, 2016 have been reclassified in different categories in order to improve overall presentation. Amounts of $418,604 and $100,160 previously included in Selling, general and administrative and Operating costs respectively, have been reclassified in Corporate expenses. Corporate expenses have been reduced by $53,491 or 10% reflecting our continuous efforts to allocate more efficiently our available resources.

Specifically, Selling, general and administrative expenses were decreased by $636,403 as a result of the following reclassifications: a) an amount of $177,970 previously included in Operating Costs, was reclassified to Selling, general and administrative expenses; b) an amount of $373,271 previously included in Selling, general and administrative costs, was reclassified to the designated caption on the Statements of Comprehensive Income, Write offs of accounts receivable; c) an amount of $22,500 previously included in Selling, general and administrative costs, was reclassified to Direct vessels operating expenses and d) an amount of $418,602 previously included in Selling, general and administrative costs, was reclassified to Corporate expenses;

For the year ended December 31, 2017 Selling, general and administrative expenses decreased to $1,162,929 compared to $1,373,698 for the year ended December 31, 2016, a decrease of $210,769 or approximately 15%. This decrease is mainly due to the fall in sales activity due to the maintenance and improvements that two of our vessels underwent during the year ended December 31, 2017 and enhanced cost control efficiency during the same period.

Net income

Net income for the year ended December 31, 2017 was $293,427 compared to Net income of $58,224 for the year ended December 31, 2016 as restated. The contribution of Company’s significant subsidiaries to Net income of the group for the current year ended December 31, 2017 was as follows:

●	Petrogres Co. Limited

Petrogres Co. Limited performs most of the trading of the oil products along with Petrogres Africa Company Limited. Petrogres Co. Limited contributed $8,315,356 or 90.7% of the Company’s revenues for the year ended December 31, 2017, net of intercompany eliminations. For the year ended December 31, 2017, Petrogres Co. Limited had a Gross profit of $2,014,105 equal to 21% of its revenues. Petrogres Co. Limited had a Net income equal to $611,780 for the year ended December 31, 2017.

High profitability of Petrogres Co Limited allows it to finance the necessary expenses for the maintenance and proper operation of the Company’s vessels. Petrogres Co Limited along with the amounts contributed by Mr. Traios are the two sources of capital of parent company Petrogress, Inc. which suffers all the expenses that are necessary for regulatory compliance and overall operation. The following table presents the results of operations of Petrogres Co. Limited for the years ended December 31, 2017 & December 31, 2016 before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended december 31,
	2017	2016
Revenues	$9,421,856	$18,074,860
Costs of goods sold	(7,407,752)	(13,163,204)
Gross profit	2,014,104	4,911,656
Operating expenses:
Selling, general and administrative expenses	(1,094,943)	(1,013,236)
Provision for losses on accounts receivable	(395,413)	-
Write offs of accounts receivable	-	(373,271)
Depreciation expense	(8,500)	(8,500)
Total operating expenses	(1,498,856)	(1,395,007)
Operating income before other expenses	515,248	3,516,649
Other income, net:
Other income, net:	96,532	-
Total other income/ (expense), net	96,532	-
Net income	611,780	3,516,649

●	Petronav Carriers, LLC

Petronav Carriers, LLC operates, manages and hires the beneficially owned vessels to Petrogres Co, Limited. A significant portion of Petronav Carriers, LLC’s expenses relate to crew expenses, repairs & maintenance of the vessels, insurance expenses, bunkers, port expenses and respective depreciation for vessels. For the year ended December 31, 2017, Petronav Carriers, LLC had a Net loss of $191,515. For the year ended December 31, 2017 Petronav Carriers LLC revenues consisted of $3,065,200 from the hires of the vessels to Petrogres Co Limited and $480,000 from the management fees from the affiliated ship-owning companies. The foregoing revenues have been eliminated for the Consolidated Financial Statements. The following table presents the results of operations of Petronav Carriers, LLC for the years ended December 31, 2017 & December 31, 2016 before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended december 31,
	2017	2016
Revenues	$3,545,200	$2,314,700
Costs of goods sold	(1,928,392)	(1,794,213)
Gross profit	1,616,808	520,487
Operating expenses:
Selling, general and administrative expenses	(135,945)	(314,019)
Write offs of accounts receivable	(326,724)	-
Depreciation expense	(902,903)	(832,428)
Total operating expenses	(1,365,572)	(1,146,447)
Gross loss before other expenses	251,236	(625,960)
Other expense, net
Other expense, net	(59,721)	-
Total other income/ (expense), net	(59,721)	-
Net loss	191,515	(625,960)

●	Petrogress, Inc.

Petrogress, Inc. is the listed company of the Petrogres, Inc. group of companies. Petrogress, Inc. does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. These costs equal to $459,736 primarily contribute to the Net loss incurred by the holding company of $485,437 for the year ended December 31, 2017. The Net loss reflects the expenses necessary for the regulatory compliance of Petrogress, Inc. and its overall operation as a public company. This Net loss has been financed by the trading operations of Petrogres Co Limited which contributed $138,519 during the year ended December 31, 2017; and by the amounts the Company borrowed from Mr. Traios during the same period. The following table presents the results of Petrogress, Inc. for the years ended December 31, 2017 and December 31, 2016. The table is included herein only for the purpose of management’s discussion over the results of the Company:

	Year ended december 31,
	2017	2016
Revenues	$-	$468
Costs of goods sold	-	-
Gross profit	-	468
Operating expenses:
Selling, general and administrative expenses	(9,653)	(4,631)
Corpotate expenses	(459,736)	(518,764)
Depreciation expense	-	(319)
Total operating expenses	(469,389)	(523,714)
Gross loss before other expenses	(469,389)	(523,246)
Other expense, net:
Interest and finance expenses	(14,919)	-
Other expense, net	(1,129)	(48,974)
Total other expense, net	(16,048)	103,195
Net income	(485,437)	(420,051)

●	Net income of the Company

After the intercompany eliminations, the Net income of the Company for the year ended December 31, 2017 amounts to $294,669. See Note 10 to Notes of the Consolidated Financial Statements for further information on the eliminations that led to the foregoing result.

●	Acquisitions

Effective September 30, 2017, Petrogress Int’l LLC purchased from Mr. Traios 1,080,000 shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company’s strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts Due to Related party in the Consolidated Balance Sheet as of December 31, 2017.

Petrogres Africa Company Limited was incorporated in the summer of 2017 and holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, the Company will strengthen its presence and position a promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

Since the date common control was established, Petrogres Africa Company Limited has already contributed $725,500 of revenue to the Company.

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017.  The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August 17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third-party valuation specialist for this assessment. The business combination is not material for disclosure of pro-forma accounts.  The Company has recognized Non-controlling interests equal to $100,000 as of the date common control was established.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are presented beginning on Page F-1, and are incorporated herein by this reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Christos Traios, our principal executive officer and Nikolaos Mourtzanos, our principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2017 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements,  Christos Traios, our principal executive officer and sole Director and Nikolaos Mourtzanos, our principal financial officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2017, our internal controls over financial reporting were not effective and there are material weaknesses in our internal controls over financial reporting.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties due to the fact that the Company only has one director and one executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officers and director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals currently serve as the sole director and executive officers of our Company.  All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Sole Director and Executive Officer	Age	Date of Appointment	Position(s) Held
Christos Traios	58	March 15, 2016	Director, President and Chief Executive Officer
Nikolaos Mourtzanos	37	March 9, 2018	Chief Financial Officer

Christos Traios, age 58, was appointed to serve as a director and our President and Chief Executive Officer on March 15, 2016. Mr. Traios has been in the maritime industry for more than 25 years and has been in the oil business for eight years. Since acquiring control of the Company by virtue of the SEA with Petrogres Co. Limited, Mr. Traios has served as its sole director, President and Chief Executive Officer. He currently serves as Chief Executive Officer and Managing Director of Navigas Carriers Inc., a sea transporter of liquefied natural gas, and Oceanus Natfiki LLC, a provider of vessel management services within the dry-bulk industry. Mr. Traios attended Master Mariner & Law Maritime School for three years and served as second captain in the shipping industry for three years. Mr. Traios is a citizen of Greece.

Mr. Traios’s experience as our President and in management generally, as well as his extensive experience in the areas of crude oil purchasing and selling, and tanker vessel shipping and management of operations qualify him to serve as a director of our Company.

Nikolaos Mourtzanos, age 37, was appointed on March 9, 2018 to serve as Chief Financial Officer in a consulting capacity on a part time basis. Mr. Mourtzanos has been the Finance Manager of Petrogress, Inc. since January 2018. From April 2017 through January 2018 he served as Financial Controller of Antares Shipmanagement SA (“Antares”), a company owning and managing a fleet of up to 4 product/ chemical vessels. His primary responsibilities with Antares included overseeing company’s financial functions and management reporting, and communicating with its stakeholders.

Prior to holding that position, Mr. Mourtzanos served from March 2016 until March 2017 as Financial Controller of Boston Carriers, Inc., (“Boston Carriers”) an OTC traded company, owning 1 drybulk vessel. As Financial Controller, Mr. Mourtzanos oversaw the company’s financial reporting, financial functions and communicated with the company’s stakeholders.

From September 2008 through March 2016 Mr. Mourtzanos served as an auditor with PwC. He holds a Bachelor of Science in Economics and a Master of Science in Finance & Accounting, from Athens University of Economics and Business, Greece and he is a Fellow ACCA member

Involvement in Certain Legal Proceedings

Neither our sole director nor any executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2017, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Code of Ethics for Financial Executives

We adopted a Code of Corporate Conduct and Ethics for our employees, officers and directors to promote honest and ethical conduct and to deter wrongdoing. This code applies to our Chief Executive Officer, Chief Financial Officer and other employees performing similar functions. Our Code of Ethics is available on our website (www.petrogressinc.com).

Board Committees and Financial Expert

The Company does not currently maintain separate audit, nominating or compensation committees. When necessary, Christos Traios, our President, Chief Executive Officer and sole Director performs the tasks that would be required of those committees. Furthermore, we do not have a qualified financial expert serving on the Board of Directors at this time, because we have not been able to hire a qualified candidate and we have inadequate financial resources at this time to hire such an expert.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	All other Compensation (2)($)	Total ($)
Christos Traios, Director, President and Chief	2017	$270,000	$--	$270,000
Executive Officer	2016	$330,000	$--	$330,000
Nikolaos Mourtzanos, Chief Financial Officer	2017	$--	$--	$--
	2016	$--	$--	$--

(1)

Reflects accrued salary payable by Petrogress, Inc. ($120,000 per year effective April 1, 2016) and its wholly owned subsidiary Petrogres, Co. Limited ($240,000 for the year ended December 31, 2016 and $150,000 for the year ended December 31, 2017).

(2)	Other than the remuneration discussed above, we have no retirement, pension, profit sharing, stock option or similar program for the benefit of the officers, directors or employees of the Company.

Narrative Disclosure to Summary Compensation Table

Effective April 1, 2016, the Company entered into an Employment Agreement with Christos Traios and agreed on a monthly compensation of $10,000 ($120,000 per year) in recognition of his services to parent entity Petrogress, Inc. On January 12, 2018 the Company entered into an Amendment to Employment Agreement dated January 12, 2018 with Christos Traios pursuant to which Christos Traios Employment Agreement dated April 1, 2016 was amended to reflect that (1) Christos Traios’ Base Salary has been and will continue to be accrued by the Company until such time as either (a) Christos Traios is legally entitled to be gainfully employed in the United Stated and elects to receive payment of such accrued and payable Base Salary, or (b) such accrued and payable Base Salary is converted into shares of Common Stock of the Company. The Amendment also provided that Christos Traios accrued and payable Base Salary may be converted at Christos Traios election onto shares of Common Stock of the Company at a conversion price equal to the average closing price quoted on the principal trading market or securities exchange for the Company shares of Common Stock over the 5 trading days preceding delivery of a conversion notice.

During the year ended December 31, 2017, the Company accrued $120,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $150,000 for Christos Traios’s services to Petrogres, Co. Limited.

During the year ended December 31, 2016, the Company accrued $90,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $240,000 for Christos Traios’s services to Petrogres, Co. Limited.

Nikolaos Mourtzanos began his employment to the Company on January 15, 2018. The Company has agreed on a monthly compensation of $3,300 ($39,600 per year) in recognition of his services to parent entity Petrogress, Inc.

We do not presently have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors and officers.

Outstanding Equity Awards

The Company has no equity compensation plans.

Compensation of Directors

We do not pay fees to our directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We will, however, reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 344,607,672 shares of Common Stock and 100 shares of Series A Preferred Stock outstanding as of March 26, 2018. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 757 Third Avenue, Suite 2110, New York, New York 10017.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	301,611,865(1)	87.52%

As Individuals	Christos Traios	301,611,865(1)	87.52%

	Nikolaos Mourtzanos	0	0.00%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	100	100.00%

As Individuals	Christos Traios	100	100.00%

	Nikolaos Mourtzanos	0	0.00%

(1) Represents 281,611,865 shares of the Company’s Common Stock and 100 shares of the Company’s Series A Preferred Stock owned directly and 20,000,000 shares for which the beneficial owner holds irrevocable proxies to exercise voting rights with respect to such shares of Common Stock held by certain third party stockholders.

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Officer’s advances

During the year ended December 31, 2017, Christos Traios, our President, Chief Executive Officer and sole Director advanced the Company $52,500 in order to finance the Company’s working capital needs. As of December 31, 2017 there were no formal agreements for these specific financings. Of these advances, Mr. Traios was repaid $24,652.

Revolving Line of Credit

During the year ended December 31, 2017 Christos Traios, our President, Chief Executive Officer and sole Director, provided finance to the Company of $275,000, under the terms of the Revolving Line of Credit facility, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017. The aggregate advances were equal to $297,400 as of December 31, 2017.

Convertible Promissory Note

On May 12, 2017, the Company executed a Convertible Promissory Note in favor of Christos Traios, our President, Chief Executive Officer and sole Director, in the principal amount of $134,600 reflecting advances made by Mr. Traios to the Company as of that date. The note bore interest at a rate of 8%. The principal of the note, along with interest accrued were settled by the conversion of a total amount of $139,880 of obligations thereunder into 139,880,000 shares of the Company’s Common Stock on December 21, 2017.

Capital Transactions

Effective September 25, 2017, the Company entered into a Security Purchase Agreement under the terms of which the Company purchased from Christos Traios, the Company’s President, Chief Executive Officer and sole Director, 100% of the membership units of Petrogress Int’l LLC, a Delaware limited liability company, for a consideration of US$1.00.

Effective September 30, 2017, Petrogress Int’l LLC purchased from Mr. Traios 1,080,000 shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company’s strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts Due to related party in the Consolidated Balance Sheet as of December 31, 2017.

Petrogres Africa Company Limited was incorporated in the summer of 2017 and holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, the Company will strengthen its presence and position a promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

Since the date common control was established, Petrogres Africa Company Limited has already contributed $725,500 of revenue to the Company.

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017.  The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August 17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third-party valuation specialist for this assessment. The business combination is not material for disclosure of pro-forma accounts.  The Company has recognized Non-controlling interests equal to $100,000 as of the date common control was established.

During the year ended December 31, 2017 the Company issued to Mr. Traios 100 Series A Preference shares with a par value of $100 each. As of December 31, 2017 this amount is due to the Company and was classified under Additional paid-in capital.

The table below presents the movement of the amounts due to Christos Traios during the year ended December 31, 2017.

Balance December 31, 2016	$234,600
Reclassification of amount due to Christos Traios as of December 31, 2016 related to advances made to the Company	(157,000)
Advances from Christos Traios	52,500
Advances to Christos Traios	(24,652)
Wages accrued to Christos Traios	270,000
Wages paid to Christos Traios	(21,695)
Correction of wages accrued for 2016	(10,000)
Value of shares of Petrogres Africa owed to Christos Traios from Petrogres Int'l LLC	900,000
Balance December 31, 2017	$1,243,753

Director Independence

Our Board of Directors is currently composed of one member who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company does not currently maintain a separate audit committee. When necessary, Christos Traios, our President, Chief Executive Officer and sole Director performs the tasks that would be required of an audit committee.  Our Board of Director’s policy is to pre-approve all audit, audit related and permissible non-audit fees and services provided by our independent registered public accounting firm.  Mr. Traios pre-approved all of the fees described below.  Mr. Traios also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

During the period between November 23, 2015 and March 2, 2016 the Company engaged MaloneBailey, LLP (“Malone”) as its independent registered public accounting firm.

During the period between March 3, 2016 and May 18, 2016 the Company engaged L&L CPAS, PA (“L&L”) as its independent registered public accounting firm.

During the period between May 18, 2016 to September 27, 2016 the Company engaged David S. Friedkin CPA (“Friedkin”) as its independent registered public accounting firm

During the period between October 31, 2016 through January 18, 2017 the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm.

The Company has since re-engaged Friedkin as of January 18, 2017 to serve as its current independent registered public accounting firm.

Audit Fees

No fees were billed by Malone for professional services rendered for the audit of our annual financial statements for 2016 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

The aggregate fees billed by L&L for professional services rendered for the audit of our annual financial statements for 2016 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for such fiscal year was $16,750.

The aggregate fees billed by RBSM for professional services rendered for the audit of our annual financial statements for 2016 and 2017 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $10,000 and $0, respectively.

The aggregate fees billed by Friedkin for professional services rendered for the audit of our annual financial statements for 2016 and 2017 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years were $11,500 and $47,500, respectively.

Audit-Related Fees

We incurred neither fees nor expenses for the 2016 and 2017 fiscal years for assurance and related services rendered by Malone, L&L or RBSM relating to performance of the audit or review of our financial statements, other than the fees disclosed above under the caption “Audit Fees”.

The aggregate fees billed by Friedkin for professional services rendered in the fiscal year 2016 and 2017, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements, were $0 and $5,000, respectively.

Tax Fees

We incurred neither fees nor expenses for the 2016 and 2017 fiscal years for professional services rendered by Malone, L&L or RBSM for tax compliance, tax advice or tax planning.

The aggregate fees billed by Friedkin for professional services rendered in the fiscal year 2016 and 2017 for tax compliance, tax advice or tax planning, were $0 and $3,000, respectively.

All Other Fees

We incurred no other fees or expenses for the 2016 and 2017 fiscal years for any other products or professional services rendered by Malone, L&L or RBSM other than as described above.

The aggregate fees billed by Friedkin for products or professional services rendered in the fiscal year 2016 and 2017 other than as described above, were $0 and $500, respectively.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(b)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated by reference as described below.

Exhibit	Description
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

3.3

Articles of Amendment to the Articles of Incorporation filed March 15, 2016 (Incorporated herein by reference to Exhibit 3.1 as part of the Company’s Current Report on Form 8–K as filed with the Commission on March 3, 2016).

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

3.6

Certificate of Designation of Series A Preferred Stock of Petrogress, Inc. dated July 13, 2017 (Incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K as filed with the Commission on July21, 2017).

3.7	By-Laws of Petrogress, Inc., effective November 30, 2016 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 1, 2016).

10.1

Agreement Concerning the Exchange of Securities, dated February 19, 2016, by and among the Company, Petrogres Co. Ltd., and the sole shareholder of Petrogres Co. Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2016).

10.2

Employment Agreement dated April 1, 2016 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2017).

10.3

Amendment to Employment Agreement dated January 12, 2018 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2018).

10.4

Stock Purchase Agreement dated February 23, 2018, by and between Christos Traios and Petrogress, Inc.(Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2018).

14.1	Code of Corporate Conduct and Ethics*
21.1	Significant Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed herewith.

** Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2018	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nikolaos Mourtzanos
Nikolaos Mourtzanos
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios
Christos Traios	President, Chief Executive Officer (Principal Executive Officer)	March 28, 2018

/s/ Nikolaos Mourtzanos
Nikolaos Mourtzanos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2018

PETROGRESS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

David S. Friedkin CPA
CERTIFIED PUBLIC ACCOUNTANT
601 Haring Farm Court
River Vale, NJ 07675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Petrogress, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Petrogress Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017. Petrogress Inc. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrogress Inc. and Subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

David S. Friedkin CPA
River Vale, New Jersey
March 29th, 2018

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Note	As of December 31, 2017	As of December 31, 2016 (Restated)
ASSETS
Current Assets
Cash and cash equivalents		$1,150,999	$362,083
Accounts receivable, net	5, 11	4,508,885	2,427,668
Inventories		171,500	-
Prepaid expenses and other current assets	8	1,043,623	1,058,088
Marketable securities		-	20,940
Total current assets		6,875,007	3,868,779
Non-Current Assets
Goodwill	10	900,000	-
Vessels and other fixed assets, net	4	5,281,949	6,021,285
Security deposit		7,573	8,775
Total non-current assets		6,189,522	6,030,060
Total Assets		$13,064,529	$9,898,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	13	$1,299,964	$148,269
Due to related party	10	1,243,753	234,600
Loan facility from related party	12	297,400	-
Accrued Interest		9,639	-
Convertible promissory notes	7	-	44,887
Derivative liabilities	7	-	65,499
Total current liabilities		2,850,756	493,255
Total liabilities		2,850,756	493,255

Commitments and Contingencies

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	9	10,000	-
Preferred shares, $0.001 par value, 10,000,000 shares authorized, 100 shares and 0 shares issued and outstanding as of December 31, 2017, and December 31, 2016	9	-	-
Shares of Common stock, $0.001 par value, 490,000,000 shares authorized, 317,875,807 and 166,795,807 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	9	317,876	166,796
Additional paid-in capital		8,786,060	8,423,641
Accumulated comprehensive income		(7,744)	15,660
Accumulated profit		1,008,823	799,487
Equity attributable to Owners of the Company		10,115,015	9,405,584
Non-controlling interests		98,758	-
Total liabilities and shareholders' equity		$13,064,529	$9,898,839

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Year Ended December 31,
	Note	2017	2016 (Restated)
Revenues		$9,163,356	$18,075,327
Costs of goods sold		(5,619,978)	(14,957,417)

Gross profit		3,543,378	3,117,910

Operating expenses:
Corporate expenses		(465,274)	(518,764)
Selling, general and administrative expenses		(1,162,930)	(1,373,698)
Provision for losses on accounts receivable		(395,413)	-
Write offs of accounts receivable		(326,724)	(373,271)
Depreciation expense	4	(918,166)	(841,248)
Total operating expenses		(3,268,507)	(3,106,981)

Operating income before other expenses		274,871	10,929

Other income/ (expense), net:
Interest and finance expenses		(14,919)	-
Amortization of note discount		-	(48,974)
Other expense, net		33,475	-
Change in fair market value of derivative liabilities		-	152,169
Total other income, net		18,556	103,195

Income before income taxes		293,427	114,124

Income tax expense		-	(55,900)

Net income		$293,427	$58,224

Net income attributable to:
Owners of the company		294,669	58,224
Non-controlling interests		(1,242)	-
		$293,427	$58,224

Other comprehensive loss

Cancellation of marketable securities		(15,660)	-
Foreign currency translation adjustment		(7,744)	-
Comprehensive income		$270,023	$58,224

Comprehensive income attributable to:
Owners of the company		271,265	58,224
Non-controlling interests		(1,242)	-
		$270,023	$58,224

Weighted average number of shares of Common Stock:
Basic	14	172,962,382	161,016,555
Diluted	14	172,988,791	161,016,555

Basic earnings per share	14	$0.0017	$0.0004
Diluted earnings per share	14	$0.0017	$0.0004

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Number of						Non	Total
		Number of Preferred	Preferred	Shares of Common	Shares of Common	Additional Paid-in	Accumulated Comprehensive	Accumulated		controlling	Shareholders’
	Note	Shares	Shares	Stock	Stock	Capital	Income/ (loss)	Profit	Total	interest	Equity
Balance at December 31, 2015		-	$-	136,000,000	$136,000	$8,666,838	$-	$2,274,125	$11,076,963	$-	$11,076,963
Prior period adjustment on depreciation expense		-	-	-	-	-	-	267,138	267,138	-	267,138
Balance at December 31, 2015 as restated		-	$-	136,000,000	$136,000	$8,666,838	$-	$2,541,263	$11,344,101	$-	$11,344,101
Net income		-	-	-	-	-	-	58,224	58,224	-	58,224
Reorganization due to recapitalization		-	-	23,000,000	23,000	(343,784)	-	-	(320,784)	-	(320,784)
Reclassification of derivative liability upon conversion of convertible note	7	-	-	-	-	82,651	-	-	82,651	-	82,651
Unrealized gain on marketable securities		-	-	-	-	-	15,660	-	15,660	-	15,660
Shares of common stock cancelled		-	-	(4,193)	(4)	4	-	-	-	-	-
Reclassification of note discount upon conversion of convertible note		-	-	-	-	2,700	-	-	2,700	-	2,700
Common stock issued for convertible notes	9	-	-	7,800,000	7,800	15,232	-	-	23,032	-	23,032
Dividend paid	9	-	-	-	-	-	-	(1,800,000)	(1,800,000)	-	(1,800,000)
Balances at December 31, 2016		-	$-	166,795,807	$166,796	$8,423,641	$15,660	$799,487	$9,405,584	$-	$9,405,584
Net income		-	-	-	-	-	-	294,669	294,669	(1,242)	293,427
Issuance of Series A Preferred Shares	9	100	10,000	-	-	-	-	-	10,000	-	10,000
Reclassification of derivative liability upon conversion of convertible note	7	-	-	-	-	65,499	-	-	65,499	-	65,499
Common stock issued for convertible notes	9	-	-	141,080,000	141,080	16,920	-	-	158,000	-	158,000
Common stock issued to settle liabilities	9	-	-	10,000,000	10,000	290,000	-	-	300,000	-	300,000
Cancellation of marketable securities		-	-	-	-	-	(15,660)	-	(15,660)	-	(15,660)
Foreign currency translation adjustment		-	-	-	-	-	(7,744)	-	(7,744)	-	(7,744)
Amounts due from related party classified under APIC	10	-	-	-	-	(10,000)	-	-	(10,000)	-	(10,000)
Consolidation of Petroggres (Hellas) Co.	1	-	-	-	-	-	-	(85,333)	(85,333)	-	(85,333)
Acquisition of subsidiary	10	-	-	-	-	-	-	-	-	100,000	100,000
Balances at December 31, 2017		100.00	$10,000	317,875,807	$317,876	$8,786,060	$(7,744)	$1,008,823	$10,115,015	$98,758	$10,213,773

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Note	Year Ended December 31, 2017	Year Ended December 31, 2016 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$293,427	$58,224
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	4	918,166	841,248
Provision for doubtful receivables	11	395,413	-
Write off of other receivables		326,724	373,271
Amortization of discount on convertible note		-	35,006
Net cash acquired in recapitalization		-	517
Cash transferred uppon acquisition under common control	10	33,553	-
Cancellation of marketable securities		5,280	-
Change in fair value of shares prepaid for services		(80,000)	-
Change in fair value of derivative liabilities		-	(152,169)
Gain on convertible promissory notes settlement		(1,390)	-
Shares of common stock issued for services	9	300,000	-
Changes in working capital:
- Increase in Accounts receivable, net		(2,803,354)	(150,190)
- Increase in Inventories		(171,500)	-
- Decrease in Prepaid expenses and other current assets		114,464	151,872
- Decrease/(Increase) in Security deposits		1,202	(8,775)
Increase/(decrease) in:
- Increase/ (Decrease) in Accounts payable and accrued expenses		1,100,419	(667,203)
- Increase in Amounts due to related party		266,153	234,600
- Increase in Accrued Interest		16,364	13,968
Net cash provided by operating activities		714,921	730,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Vessels and other equipment, net	4	(179,313)	(450,591)
Net cash used in investing activities		(179,313)	(450,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party		275,000	-
Repayment of convertible note payable		(26,767)	-
Dividends paid		-	(1,800,000)
Net cash provided by/ (used in) financing activities		248,233	(1,800,000)

Effect of exchange rate changes on cash		5,075	-

Net increase/ (decrease) in cash and cash equivalents		788,916	(1,520,222)

Cash and cash equivalents, Beginning of Period		362,083	1,882,305

Cash and cash equivalents, End of Period		$1,150,999	$362,083

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes	$55,900	$-
Non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$65,499	$48,523
Series A Preference Shares issued to related party	$10,000	$-
Common stock issued for settlement of notes and interest payable	$158,000	$24,732
Change in fair value for available for sale marketable securities	$-	$(1,860)
Cancellation sale marketable securities	$(15,660)	$-
Acquisition under common control	$900,000	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 19, 2016, 800 Commerce entered into an Agreement Concerning the Exchange of Securities (“SEA”) with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post- transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. In connection with the transaction, Mr. Traios was appointed as a director of 800 Commerce, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of Common Stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

800 Commerce’s acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a “reverse acquisition” whereby Petrogres Co. Limited was the acquirer for financial statement purposes. Accordingly, the historical financial statements of 800 Commerce are those of Petrogres Co. Limited and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the March 15, 2016 transaction date.

On March 9, 2016, 800 Commerce’s Board of Directors approved an amendment to 800 Commerce’s Articles of Incorporation to change 800 Commerce’s name to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress, Inc. filed Articles of Merger and Plan of Merger in Florida and Delaware to change Petrogress, Inc.’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. Petrogress, Inc.’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates primarily as a holding company and provides its services through four wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil and gas oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

The Company’s management team operates from its principal offices located in Piraeus, Greece.

In June 2017, the Company entered into a Memorandum of Understanding with F & T Investments, Ltd., a Cyprus company. The parties have agreed to open a due diligence channel in furtherance of a future partnership or other combination to assist in a significant renovation of the F & T Shipyard in Limassol, Cyprus, and a joint facilities management and marketing agreement. In line with the Memorandum of Understanding the Company provided $20,000 finance to F&T. Significant discrepancies were identified during the foregoing due diligence process in relation to the financial status of F&T and the Company decided to cancel the negotiations and withdraw its interest. The Company has a pending claim against F&T for the advanced $20,000

Overview of subsidiaries

Petrogres Co. Limited, is a Marshall Islands corporation, incorporated in 2009 with the purpose of supplying crude oil and other oil products in West Africa. Since its inception, Petrogres Co. Limited has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres Co. Limited has strengthened its position in the oil and gas industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

In 2014, Petrogres Co. Limited entered into a Joint Venture Agreement (the “JV Agreement”) with Platon Gas Oil Ghana Limited, an oil refinery and importer of various petroleum products based in Ghana (“Platon”). Pursuant to the terms of the JV Agreement, Platon would process crude oil and other products while Petrogres Co. Limited would sell those products and other raw materials directly to local refineries in Ghana. Due to management changes in Platon on August 2016, we decided to suspend operations conducted under the terms of the JV Agreement.

On  March 20, 2018 Petrogres Co. Limited entered into a new Partnership Agreement with Platon, that is intended to be renewed on an annual basis, pursuant to which Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana by Platon. Under the Partnership Agreement, Petrogres Co. Limited is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing by Platon into various petroleum products, including crude oil, blend stocks, cutter stock and other feedstock. Platon will also be expected to market and distribute the refined petroleum products.  Net profits from the sale of the petroleum products will be split evenly between Petrogres Co. Limited and Platon.. As of the execution of the Partnership Agreement, Petrogres Co. Limited appointed its local commercial manager and its accountant to perform the daily supervision and monitoring of the storage, processing and of the sales of the refined products to local buyers, including the marketing and distribution.

In November 2016, Petrogres Co. Limited entered into an alliance agreement with Prometheus Maritime Ltd., a Nigerian corporation (“PML”), a crude oil and gas trading company (the “Alliance Agreement”). Pursuant to the terms of the Alliance Agreement, Petrogres Co. Limited and PML agreed to cooperate on a petroleum project in Nigeria, with Petrogres Co. Limited acting as the lead party, which would facilitate the supply of oil commodities and the attending-servicing of our tanker fleet while they are trading and navigating in Nigeria territory.

In addition to the long term arrangements described above, Petrogres Co Limited also makes sales to individual buyers by supplying them crude oil, gas oil and other feedstock products on spot sales, either on Ship-to-Ship (STS) or Cost & Freight (C&F) terms.

Currently Petrogres Co. Limited operates as an international merchant of petroleum products specializing in crude oil and refined products trade within West African and Mediterranean countries, with a focus on the supply and trade of light petroleum fuel oil (“LPFO”), refined oil products and other petrochemical commodities to refineries in West Africa and Mediterranean. Such products are shipped and delivered to these refineries by its four beneficially-owned affiliated vessels. We are focused on increasing our sales and expanding our sales base by attempting to register Petrogres Co. Limited with large crude oil suppliers, as SOMO Iraq, NNPC Nigeria and NOC Libya, while we have obtained letters of interest from oil refineries for their supply with our products.

Petronav Carriers LLC, is a Delaware limited liability company, incorporated in March 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products within various countries in West Africa.

In December 2016, Petronav Carriers LLC executed a non-binding memorandum of understanding with West Africa Fenders Ltd., a Nigerian company that provides ship-to-ship services to the oil and shipping industries. The memorandum contemplates that Petronav may purchase a 25% interest in the capital of West Africa Fenders Ltd., subject to execution of definitive agreements and customary closing conditions. Although we consider this transaction a priority for our plans of business expansion, it has yet to be consummated.

Petronav Carriers LLC is actively exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its fleet. On these grounds, Petronav Carriers LLC is currently in negotiations with certain owners/sellers based in Dubai to purchase two Aframax oil tanker vessels, subject to establishing the necessary financing.

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017 with the purpose of acting as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, Petrogress Int’l LLC acquired 90% of the shares of Petrogres Africa Company Limited from Christos Traios, our President, Chief Executive Officer and sole Director. Petrogres Africa Company Limited holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, we strengthen our presence and position in a huge and promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

In October 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard& Offshore Service Terminal Ltd. to obtain a long term lease from Cyprus Port Authorities (“CPA”), a shipyard located at Limassol port. PG Cypyard& Offshore Service Terminal Ltd. is also expected to improve the leased area by providing facilities and services to offshore platforms that will be operating in the exploration and production of natural gas in Cyprus economy zone. The project is ongoing and we are in close negotiations with CPA.

On December 2017, Petrogress Int’l LLC entered into a Memorandum of Understanding with EDT Agency Services, Ltd. to combine the companies’ operations at the Port of Limassol and in additional port facilities in Cyprus.  The memorandum covers shore-base and offshore support services from the Port of Limassol, as well as future developments at Vassiliko Energy Port, where the CPA has announced its plans for a $300 million investment for the creation of an industrial and energy harbor. The foregoing joint operations will be conducted under PG Cypyard& Offshore Service Terminal Ltd.

On February 2018, the Company through Petrogress Int’l LLC entered in a Partnership and Memorandum of Understanding agreements with A&E Petroleum Co. Limited, a Nigerian company who owns its own farm with oil storage tanks and private jetty for loading and unloading petroleum products. A&E Petroleum Co. Limited operates in sales and distribution of gas oil in the local market with available storage capacity for approximately 90,000 cubic meters and is established for the last 8years as an oil wholesale company. The Partnership agreement anticipates that Petrogress Int’l LLC and A&E Petroleum Co. Limited will contribute to the capital and own, 55% and 45% respectively, a new entity to be named P&A Nigeria Oil. Co. Ltd. (“PANOC”). This Partnership agreement anticipates among others that Petrogress Int’l LLC or any of its affiliated companies will supply PANOC with about 5-6,000 tons gas oil on a monthly basis PANOC will then store and distribute and/ or sell the oil to local end-buyers.

On February 2018, Petrogress Int’l LLC executed a Representation/Agency agreement with Mr. Louizos George, with the aim of establishing its representation in Erbil, Iraq. Mr. Louizos is handling on behalf of Petrogress Int’l LLC the negotiations with SOMO (the Iraqi National Oil Company) to register the company as a buyer and obtain an allocation of Basrah Light Crude Oil for 1,000,000 barrels per month under a long term contract. The registration process is ongoing and we hope to finalize it within the second quarter 2018.

On March 2018, the company appointed Mr. Osy Adah as its representative in Nigeria. Mr. Adah is a Nigerian Citizen who has previously worked as a manager in major Nigerian oil companies. Through our representative, we have commenced the procedures for the registration of Petrogress Int’l LLC with Nigeria National Petroleum Company (NNPC) for an allocation for supplying half million barrels of Bonny light on monthly terms.

On March 23, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Nigeria Oil storing company Gonzena Hydrocarbons and Energy Co. Ltd (“Gonzena”), which is located in Koko Town of Delta River and operates in the store and distribution of oil products into local Nigerian market. A new entity will be formed which is to be named P&G Nigeria Oil Company Ltd(“PEGNOC)” to which Petrogress Int’l LLC and Gonzena will participate in 55% and 45%, respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters.

Petrogress Oil & Gas Energy Inc., is a Texas corporation, incorporated in December 2015 and is focused on identifying and acquiring suitable interests in oil fields in Texas to allow for the Company’s expansion of its operations to include oil refinery production based within the United States and to export liquefied natural gas (“LNG”) to Mediterranean markets.

On September 2017, Petrogress Oil & Gas Energy Inc. through its affiliated company Petrogres Africa Company Limited, commenced negotiations with Ghana National Petroleum Company (“GNPC”) for the exploration of the oil fields in Saltpond basin and the repairs of the oil rig-platform “APG-1” where a survey on the of the platform is carried-out by a US specialist, for the assessment of the repairs cost of the platform and the improvement of the oil production.

The Saltpond oil fields, including the APG-1 platform, were operated by the Texas corporation Lushann International Energy, Inc. (“Lushann”), under a Petroleum Agreement with GNPC since 2004 (the “Petroleum Agreement”). Due to financial and technical issues the Petroleum Agreement was suspended by GNPC on August 2017 and the operations in Saltpond ceased.

Based on our interest on re-commencing the operations and to continue the oil production, we conducted negotiations with Lushann, which were concluded on February 16 2018, with the execution of a Memorandum of Understanding between Petrogress Oil & Gas Energy Inc. and Lushann. Under the terms if this memorandum, Petrogress Oil & Gas Energy Inc. elected to play the role of a farm-in-partner in the crude oil and the associated gas production in the developing area of 12 km² of the Saltpond oil field. The parties have agreed to form a Ghanaian limited liability company to be named PG – Saltpond Offshore Oil Production & Development Co., Limited (“SODCO”). Subject to the removal of the suspension of the Petroleum Agreement, and the assignment of 65% of SODCO to Petrogress Oil & Gas Energy Inc., the latter intends to undertake the necessary repairs and improvements of the APG-1 platform, and arrange a cash investment of $3.5 million and arrange for a credit line of $15.0 million. The agreement is expected to be finalized in May 2018.

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

Basis of Preparation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries listed below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Delaware)

Petrogress Int’l LLC (Delaware)

For the year ended December 31, 2017, the Company consolidated the Financial Statements of Petrogres (Hellas) Co. Petrogres (Hellas) Co. is the branch of Petrogres Co. Limited, situated in Piraeus Greece. It was established in March 2015 and has since then minimum operations in relation to Petrogress Inc. group of companies. It occupies 8 full time employees and the only source of income is the agency fee it charges to Petrogres Co limited. The Company decided not to amend its previously filed Financial Statements in regards to the consolidation of previous periods financial statements of Petrogres (Hellas) Co. due to the immaterial volume of operations of the latter in comparison to Company’s operations. Petrogres (Hellas) Co has euro as its operational and functional currency and the Company has decided to use the current rate method to translate Petrogres (Hellas) Co financial statements, in line with the provisions of ASC 830.

Below are the Statements of Balance Sheets of Petrogres (Hellas) Co.

	As of December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,988	$77
Due from affiliated companies	45,231	-
Prepaid expenses and other current assets	12,692	4,086
Total current assets	59,911	4,164
Security deposit	2,998	2,635
Total Assets	$62,909	$6,799
Liabilities and Shareholders' Equity
Liabilities
Accounts payable and accrued expenses	$7,979	$1,001
Due to affiliated companies	-	86,525
Total current liabilities	7,979	87,527
Total liabilities	7,979	87,527
Commitments and Contingencies	-	-
Shareholders' equity:
Currency translation reserve	1,503	4,104
Accumulated profit/ (loss)	53,427	(84,832)
Equity attributable to Owners of the Company	54,930	(80,728)
Total liabilities and shareholders' equity	$62,909	$6,799

Accumulated loss of Petrogres (Hellas) Co as of December 31, 2016 equal to $84,832 is included in line Other changes in ownership interests of the Consolidated statements of changes in shareholders’ equity. The amount of $501 is also included in the line of Consolidated statements of changes in shareholders’ equity, and it is not related to Petrogres (Hellas) Co.

The Translation reserve of $(7,744) in the Consolidated statements of changes in shareholders’ equity is also related to Petrogres (Hellas) Co.

Reclassifications

During the year ended December 31, 2017 we adjusted the classification of Company’s expenses in order to improve the presentation of the Financial Statements and the level of information users obtain. We included in our Cost of Goods Sold the following categories of expenses: Oil purchase costs, Shipping and handling costs and Direct vessels operating expenses.

Oil purchase costs include the costs for purchasing the gas and crude oil that the Company then resells through its subsidiary Petrogres Co limited.

Shipping and handling costs include all the costs necessary to bring the commodity to the possession of the final customer. Most significant items in this category of expenses are crew wages, bunkers and port expenses.

Direct vessels operating expenses include all the expenses necessary to maintain Company’s vessels in a proper condition in order to be able to serve the Company and its final customers. These expenses mainly consist of maintenance & repairs expenses, provisions and management expenses.

In order to better reflect the operations of the Company and also improve the presentation of specific material transactions, we established the following categories of expenses that are depicted in the Consolidated Statements of Comprehensive Income: Corporate expenses, Provisions for losses on accounts receivable, and Write offs of accounts receivable.

Corporate expenses mainly include the expenses suffered from Petrogress, Inc. which is the listed company of our group in order to comply with all the regulatory requirements of a public company. These include Compensation of Christos Traios, our President, Chief Executive Officer and sole Director, Consultants and professional services namely legal and audit fees, transfer agent and travel expenses of Mr. Traios to the New York office of the Company.

The nature of expenses included in Provisions for losses on accounts receivable, and Write offs of accounts receivable is readily determinable.

Finally, we renamed General and administrative expenses to Selling, general and administrative expenses to better reflect the items included therein, mainly being Consultants & Professional fees & Personnel related expenses of Petrogres Co Limited, insurance expenses of the vessels, office expenses and office rents.

For the year ended December 31, 2016 we reclassified specific amounts of expenses in order to present our results of operations in accordance with the foregoing categories of expenses. See Note 2 below for further information on the reclassifications performed.

NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, as mentioned above, we adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations. Previous periods financial statements that were filed in the Form 10-K for the fiscal year ended December 31, 2016 were restated accordingly. The effect of this adjustment to the respective figures is presented below:

●

Accumulated profit as of December 31, 2015 has increased by $267,138. Specifically Accumulated profit increased from a balance of $2,274,125 as stated in prior Financial Statements as of December 31, 2016 to a balance of $2,541,263 as restated.

●

Accumulated profit as of December 31, 2016 has increased by $102,218. Specifically Accumulated profit increased from a balance of $697,269 as stated in prior Financial Statements as of December 31, 2016 to a balance of $799,487 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect the Restatement had in the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net income and Accumulated profit for the same period.

●

Depreciation expense for the year ended December 31, 2016 was increased by $164,920. Depreciation expense as stated in prior Financial Statements for the year ended December 31, 2016 was $676,328 and as a result of the Restatement increased to $841,248, leading to an equal decrease in Net income and Accumulated profit of this period;

●	Net income of the year ended December 31, 2017 was decreased by $216,731 due to the increased depreciation expense for the same period.
●

Net book value of Vessels and other fixed assets, net as of December 31, 2016 has increased by $102,218. Specifically net book value of Vessels and other fixed assets, net increased from a balance of $5,919,067 as stated in prior Financial Statements as of December 31, 2016 to a balance of $6,021,285 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect of the Restatement on the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net book value of Vessels and other fixed assets, net equal to $102,218 as of December 31, 2016 as of December 31, 2016.

●	Net book value of Vessels and other fixed assets, net as of December 31, 2017 has decreased by $216,731 due to the increased depreciation expense for the period;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2016 were decreased by $0.001;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2017 were decreased by $0.0013 and $0.0012 respectively;

Reclassifications

For the year ended December 31, 2016 we reclassified specific amounts of expenses in order to present our results of operations in accordance with the foregoing categories of expenses.

Specifically we performed the following reclassifications in expenses of the year ended December 31, 2016 as filed:

-

Costs of goods sold were increased by $2,460,203 as a result of the following reclassifications: a) an amount of $1,531,400 previously classified in Operating Costs, was reclassified to Shipping and handling expenses; b) an amount of $906,303 previously classified in Operating Costs, was reclassified to Direct vessels operating expenses; c) an amount of $22,500 was reclassified from Selling, general and administrative expenses to Direct vessels operating expenses.

-

Selling, general and administrative expenses were decreased by $636,403 as a result of the following reclassifications: a) an amount of $177,970 previously included in Operating Costs, was reclassified to Selling, general and administrative expenses; b) an amount of $373,271 previously included in Selling, general and administrative expenses, was reclassified to the designated caption on the Statements of Comprehensive Income, namely Write offs of accounts receivable; c) an amount of $418,604 previously included in Selling, general and administrative expenses, was reclassified to Corporate expenses.

-

Corporate expenses amount to $518,764 and resulted from two reclassifications: a) an amount of $418,604 previously included in Selling, general and administrative expenses, was reclassified to Corporate expenses; b) an amount of $100,160 previously included in Operating costs, was reclassified to Corporate expenses.

-

As a result of the foregoing reclassifications, all the expenses previously included in Operating expenses were reclassified in other categories of expenses in order to improve the presentation of our results of operations to the stakeholders of the Company.

Following are the restated Consolidated Balance Sheets:

	December 31, 2016	Restatement		December 31, 2016
	As filed	adjustments	Reclassification	As restated
Assets
Cash and cash equivalents	$362,083	$-	$-	$362,083
Accounts receivable, net	2,427,668	-	-	2,427,668
Prepaid expenses and other current assets	1,058,088	-	-	1,058,088
Marketable securities	20,940	-	-	20,940
Total current assets	3,868,779	-	-	3,868,779
Vessels and other fixed assets, net	5,919,067	102,218	-	6,021,285
Security deposit	8,775	-	-	8,775
Total Assets	$9,796,621	$102,218	$-	$9,898,839

Liabilities and Shareholders' Equity
Liabilities
Accounts payable and accrued expenses	$148,269	$-	$-	$148,269
Due to related party	234,600	-	-	234,600
Convertible promissory notes	44,887	-	-	44,887
Derivative liabilities	65,499	-	-	65,499
Total current liabilities	493,255	-	-	493,255
Total liabilities	493,255	-	-	493,255

Commitments and Contingencies

Shareholders' equity:
Common stock	166,796	-	-	166,796
Additional paid-in capital	8,423,641	-	-	8,423,641
Accumulated comprehensive loss	15,660	-	-	15,660
Accumulated profit	697,269	102,218	-	799,487
Equity attributable to Owners of the Company	9,303,366	102,218	-	9,405,584
Non-controlling interests	-	-	-	-
Total liabilities and shareholders' equity	$9,796,621	$102,218	$-	$9,898,839

Following are the restated Consolidated Statements of Comprehensive Income:

	Year ended
	December 31, 2016	Restatement		December 31, 2016
	As filed	adjustments	Reclassification	As restated
Revenues	$18,075,327	$-	$-	18,075,327
Costs of goods sold	(12,497,214)	-	(2,460,203)	(14,957,417)

Gross profit	5,578,113	-	(2,460,203)	3,117,910

Operating expenses:
Operating expenses	(2,715,835)	-	2,715,835	-
Corporate expenses	-	-	(518,764)	(518,764)
Selling, general and administrative expenses	(2,010,101)	-	636,403	(1,373,698)
Write offs of accounts receivable	-	-	(373,271)	(373,271)
Depreciation expense	(676,328)	(164,920)	-	(841,248)
Total operating expenses	(5,402,264)	(164,920)	2,460,203	(3,106,981)

Operating income before other expenses and income taxes	175,849	(164,920)	-	10,929

Other (expense)/ income, net:
Amortization of note discount	(48,974)	-	-	(48,974)
Change in fair market value of derivative liabilities	152,169	-	-	152,169
Total other income, net	103,195	-	-	103,195

Income before income taxes	279,044	(164,920)	-	114,124

Income tax expense	(55,900)	-	-	(55,900)

Net income	223,144	(164,920)	-	58,224

Net income attributable to:
Owners of the company	223,144	(164,920)	-	58,224
Basic and dilutive earnings per share
Numerator:
Net income	$223,144	-	-	$223,144
Less:
Effect of correction in depreciation expense for the period	$-	(164,920)	-	$(164,920)
Net income attributable to common stockholders	$223,144	(164,920)	-	$58,224
Denominator:
Denominator for basic net income per share - weighted average shares	161,016,555	-	-	$161,016,555
Denominator for diluted net income per share - adjusted weighted average shares	161,016,555	-	-	$161,016,555
Basic net earnings per share	0.002	-	-	0.0004
Diluted net earnings per share	0.002	-	-	0.0004

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries listed below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Delaware)

Petrogress Int’l LLC (Delaware)

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

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

Accounts Receivable, net

The amount shown as accounts receivables, net at each balance sheet date includes estimated recoveries from customers and charterers for sales of oil products, hires, freight and demurrage billings, net of allowance for doubtful accounts. Accounts receivable involve risk, including the credit risk of non-payment by the customer. Accounts receivable are considered past due based on contractual and invoice terms. An estimate is made of the allowance for doubtful accounts based on a review of all outstanding amounts at each period, and an allowance is made for any accounts which management believes are not recoverable. The determination of bad debt allowances constitutes a significant estimate.

For the year ended December 31, 2017 an allowance of $395,413 was recorded for doubtful accounts while no allowance for doubtful accounts was recorded as of December 31, 2016. This allowance was charged against trade receivables from specific customers as management estimated there is a probability that these balances would not be recovered by the Company in their entirety. This allowance is presented in the designated line on the Statements of Comprehensive Income.

For the year ended December 31, 2017, we wrote off balances of other receivables equal to $326,724, as management estimated there was a very remote probability these balances could be recovered. The amount of write-off is presented in the designated line on the Statements of Comprehensive Income.

For the year ended December 31, 2016, we wrote off Accounts receivables balances of $373,371. This amount was included in Selling, general and administrative expenses in the filed Financial Statements for the year then ended, and has been reclassified to its designated line in the Consolidated Statements of Comprehensive Income In order to conform with the current year presentation. See Note 2 below for further information on reclassifications performed.

Inventories

The Company's inventories consist primarily of purchased gas oil in transit on a marine vessel at the respective balance sheet date, is valued at the lower of cost or market using the mark-to-market method of valuation.

Marketable Securities

We classify marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred.

Vessels and other fixed assets, net

During the year ended December 31, 2017, as mentioned above, we adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations. Previous periods financial statements that were filed in the Form 10-K for the fiscal year ended December 31, 2016 were restated accordingly. The effect of this adjustment to the respective figures is presented below:

●

Accumulated profit as of December 31, 2015 has increased by $267,138. Specifically Accumulated profit increased from a balance of $2,274,125 as stated in prior Financial Statements as of December 31, 2016 to a balance of $2,541,263 as restated.

●

Accumulated profit as of December 31, 2016 has increased by $102,218. Specifically Accumulated profit increased from a balance of $697,269 as stated in prior Financial Statements as of December 31, 2016 to a balance of $799,487 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect the Restatement had in the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net income and Accumulated profit for the same period.

●

Depreciation expense for the year ended December 31, 2016 was increased by $164,920. Depreciation expense as stated in prior Financial Statements for the year ended December 31, 2016 was $676,328 and as a result of the Restatement increased to $841,248, leading to an equal decrease in Net income and Accumulated profit of this period;

●	Net income of the year ended December 31, 2017 was decreased by $216,731 due to the increased depreciation expense for the same period.
●

Net book value of Vessels and other fixed assets, net as of December 31, 2016 has increased by $102,218. Specifically net book value of Vessels and other fixed assets, net increased from a balance of $5,919,067 as stated in prior Financial Statements as of December 31, 2016 to a balance of $6,021,285 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect of the Restatement on the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net book value of Vessels and other fixed assets, net equal to $102,218 as of December 31, 2016 as of December 31, 2016.

●	Net book value of Vessels and other fixed assets, net as of December 31, 2017 has decreased by $216,731 due to the increased depreciation expense for the period;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2016 were decreased by $0.001;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2017 were decreased by $0.0013 and $0.0012 respectively;

The following table presents the adjustments performed to the figures affected from our adjustment on accumulated depreciations:

	Vessels	Furniture & equipment	Total
Cost
Balance at December 31, 2015	$9,550,000	$85,000	$9,635,000
Additions	449,380	2,015	451,395
Disposals	-	-	-
Balance at December 31, 2016	$9,999,380	$87,015	$10,086,395
Additions	172,550	6,763	179,313
Disposals	-	(483)	(483)
Balance at December 31, 2017	$10,171,930	$93,295	$10,265,225
Accumulated depreciation
Balance at December 31, 2015 as originally reported	$(3,440,000)	$(51,000)	$(3,491,000)
Prior period adjustment	$267,138	$-	$267,138
Balance at December 31, 2015 as restated	$(3,172,862)	$(51,000)	$(3,223,862)
Depreciation for the period as originally reported	(667,508)	(8,820)	(676,328)
Depreciation due to adjustment	(164,920)	-	(164,920)
Depreciation for the period as restated	(832,428)	(8,820)	(841,248)
Balance at December 31, 2016	$(4,005,290)	$(59,820)	$(4,065,110)
Depreciation for the period	(902,903)	(15,263)	(918,166)
Balance at December 31, 2017	$(4,908,193)	$(75,083)	$(4,983,276)
Vessels and other fixed assets, net - December 31, 2016	$5,994,090	$27,195	$6,021,285
Vessels and other fixed assets, net - December 31, 2017	$5,263,737	$18,212	$5,281,949

The Company depreciates vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

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

ASC 740-10 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We classify interest and penalties as a component of interest and other expenses. To date, we have not incurred any liability for unrecognized tax benefits, including assessments of penalties and/or interest.

The Company measures and records uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. The tax years subsequent to 2011 remain subject to examination by federal and state tax jurisdictions.

Earnings/ (Loss) Per Share

The Company reports earnings/ (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing Net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share is computed by dividing Net income by the weighted-average number of shares of Common Stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

As of December 31, 2017, the basic and dilutive weighted average number of shares of Common Stock of the Company is 172,962,382 and 172,988,791 respectively.

As of December 31, 2017, the Company has 26,409 shares of Common Stock which could be deemed to be dilutive and are included in the calculation of dilutive earnings per share for the year ended December 31, 2017.

As of December 31, 2016, the basic and dilutive weighted average number of shares of Common Stock of the Company was 161,016,555.

Potentially dilutive securities for the year ended December 31, 2016 including outstanding convertible debt that is convertible into approximately 2,380,266 shares of Common Stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

Accounting for Equity-based Payments

The Company accounts for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of our common stock and recognized as expense during the period in which services are provided.

Comprehensive Income

The Company adopted ASC Topic 220, "Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in Comprehensive loss consist of cancellation of available-for-sale securities and foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, inventory, marketable securities, accounts payable and accrued expenses, and convertible debt.

The carrying amount of cash, accounts receivable, inventory, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Marketable securities are adjusted to fair value each balance sheet date, based on quoted prices; which are considered level 1 inputs. Our derivative liability is valued using the level 3 inputs. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Interest rate risk is the risk that our earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. We do not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that our earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. We do not use derivative instruments to moderate its exposure to financial risk, if any.

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

The highest priority is given to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Securities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three hierarchy levels are defined as follows:

Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measure ment date for identical, unrestricted assets or liabilities;

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively, for each fair value hierarchy level:

	Total	Level 1	Level 2	Level 3
December 31, 2017
Loan facility from related party	$297,400	$297,400	$-	$-
December 31, 2016
Derivative liabilities	$65,499	$-	$-	$65,499

The following table sets forth a reconciliation of changes in the fair value of our Derivative Liability consideration Level 3 financial liabilities:

	Year ended December 31,
	2017	2016
Balance, January 1,	$65,499	$-
Additions to Level 3	-	65,499
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Change in fair value	-
Payments	(65,499)
Balance, December 31,	$-	$65,499

Effects of Recent Accounting Pronouncements not yet adopted

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

The FASB issued several updates on Topic 606 “Revenue from Contracts with Customers”, including:

●	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
●	ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”
●	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”
●

ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.”

●	ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
●	ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”
●

ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842).  Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We plan to adopt this guidance effective January 1, 2019, as required. We do not expect this guidance to have a significant impact on how it recognizes revenue and related expenses. We are evaluating the impact of this update on its consolidated financial statement disclosures. We expect to complete its assessments prior to adoption of the guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after June 15, 2019. We plan to adopt this guidance effective January 1, 2019, as required. We do not expect this guidance to have a significant impact on how it measures financial instruments. We are evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. We do not intend to apply this guidance earlier than January 1, 2020 which is the effective date for nonpublic business entities. In addition, we do not expect this guidance to have a significant impact on consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments should be applied prospectively as of the beginning of the period of adoption. We do not consider early adoption and is also assessing the impact that this standard will have on our consolidated financial statements.

Date of Management's Review

Management has evaluated subsequent events through March 26, 2018, the date on which the financial statements were available to be issued.

NOTE 4: VESSELS AND OTHER FIXED ASSETS, NET

During the year ended December 31, 2017, as mentioned above, we adjusted the accumulated depreciation of our vessels to correct for errors in the respective calculations. Previous periods financial statements that were filed in the Form 10-K for the fiscal year ended December 31, 2016 were restated accordingly. The effect of this adjustment to the respective figures is presented below:

●

Accumulated profit as of December 31, 2015 has increased by $267,138. Specifically Accumulated profit increased from a balance of $2,274,125 as stated in prior Financial Statements as of December 31, 2016 to a balance of $2,541,263 as restated.

●

Accumulated profit as of December 31, 2016 has increased by $102,218. Specifically Accumulated profit increased from a balance of $697,269 as stated in prior Financial Statements as of December 31, 2016 to a balance of $799,487 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect the Restatement had in the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net income and Accumulated profit for the same period.

●

Depreciation expense for the year ended December 31, 2016 was increased by $164,920. Depreciation expense as stated in prior Financial Statements for the year ended December 31, 2016 was $676,328 and as a result of the Restatement increased to $841,248, leading to an equal decrease in Net income and Accumulated profit of this period;

●	Net income of the year ended December 31, 2017 was decreased by $216,731 due to the increased depreciation expense for the same period.
●

Net book value of Vessels and other fixed assets, net as of December 31, 2016 has increased by $102,218. Specifically net book value of Vessels and other fixed assets, net increased from a balance of $5,919,067 as stated in prior Financial Statements as of December 31, 2016 to a balance of $6,021,285 as restated. This variance is the cumulative effect of: the increase in Accumulated profit as of December 31, 2015 $267,138, and the effect of the Restatement on the depreciation expense for the fiscal year 2016, which was an increase by $164,920 leading to an equal decrease in Net book value of Vessels and other fixed assets, net equal to $102,218 as of December 31, 2016 as of December 31, 2016.

●	Net book value of Vessels and other fixed assets, net as of December 31, 2017 has decreased by $216,731 due to the increased depreciation expense for the period;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2016 were decreased by $0.001;
●	Earnings per share, Basic and Dilutive, for the year ended December 31, 2017 were decreased by $0.0013 and $0.0012 respectively;

The following table presents the adjustments performed to the figures affected from our adjustment on accumulated depreciations:

	Vessels	Furniture & equipment	Total
Cost
Balance at December 31, 2015	$9,550,000	$85,000	$9,635,000
Additions	449,380	2,015	451,395
Disposals	-	-	-
Balance at December 31, 2016	$9,999,380	$87,015	$10,086,395
Additions	172,550	6,763	179,313
Disposals	-	(483)	(483)
Balance at December 31, 2017	$10,171,930	$93,295	$10,265,225
Accumulated depreciation
Balance at December 31, 2015 as originally reported	$(3,440,000)	$(51,000)	$(3,491,000)
Prior period adjustment	$267,138	$-	$267,138
Balance at December 31, 2015 as restated	$(3,172,862)	$(51,000)	$(3,223,862)
Depreciation for the period as originally reported	(667,508)	(8,820)	(676,328)
Depreciation due to adjustment	(164,920)	-	(164,920)
Depreciation for the period as restated	(832,428)	(8,820)	(841,248)
Balance at December 31, 2016	$(4,005,290)	$(59,820)	$(4,065,110)
Depreciation for the period	(902,903)	(15,263)	(918,166)
Balance at December 31, 2017	$(4,908,193)	$(75,083)	$(4,983,276)
Vessels and other fixed assets, net - December 31, 2016	$5,994,090	$27,195	$6,021,285
Vessels and other fixed assets, net - December 31, 2017	$5,263,737	$18,212	$5,281,949

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Vessels	10 years
Office equipment and furniture	10 years
Computer hardware	5 years

NOTE 5: CONCENTRATION OF SALES AND CREDIT RISK

Sales and Accounts Receivable

The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2017 and 2016 and the accounts receivable balance as of December 31, 2017:

			Accounts receivable balance as of
Customer	% Sales 2017	% Sales 2016	December 31, 2017
A	44%	0%	1,989,051
B	16%	20%	743,916
C	13%	25%	595,375
D	4%	14%	200,000
E	0%	22%	-

None of the balances listed in the table above has become overdue as of March 15, 2018.

NOTE 6: INCOME TAXES

The components of income tax/(benefit) expense for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31,
	2017	2016
Federal:
Domestic – current	-	-
Foreign – current	-	55,900
Deferred	-	-
Total federal taxes	-	55,900
State:
Current	-
Deferred	-
Total state taxes	-	-
Total taxes	$-	$55,900

NOTE 7: CONVERTIBLE PROMISSORY NOTES

On May 1, 2015, the Company entered into a Convertible Promissory Note with LG Capital Funding LLC in the amount of $21,500 and on May 26, 2015, entered into a Convertible Promissory Note with Crown Bridge Partners LLC in the amount of $24,000. On December 9, 2015, both of these Notes were acquired by Mammoth Corporation and restructured to the principal amount of $31,259 and $38,280, respectively (the “Mammoth notes”). Mammoth notes had a scheduled maturity of September 9, 2016.

Each note was non-interest bearing and contained a conversion feature, at the option of the holder, whereby the principal amount and any accrued interest, if any, could be converted to common stock of the Company at a conversion price of 54% of the lowest closing price for the Company’s common stock during the 20 trading days preceding the date of the conversion notice.

The Company determined that the conversion feature of the Mammoth notes represented an embedded derivative since they are convertible into a variable number of shares upon conversion. Accordingly, the Mammoth Notes were not considered to be conventional debt under EITF 00-19 and the embedded conversion feature was bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of these derivative instruments was recorded as a liability on the consolidated balance sheet with the corresponding amount recorded as a discount to each Note. Such discount is being amortized from the date of issuance to the maturity dates of the Notes. The change in the fair value of the liability for derivative contracts is recorded in Other expense, net in the Consolidated Statements of Comprehensive Income, with the offset to the derivative liability on the balance sheet. The embedded feature included in the Mammoth Notes resulted in a debt discount of $48,975 on the date the Mammoth Notes were assumed and a derivative liability of $300,321.

The Company tendered a cash payment of approximately $44,887 as payment in full on the outstanding principal and accrued interest, if any, on July 3, 2017. Mammoth Corporation initially rejected the tender, but later accepted a settlement of 1.2 million shares and payment of $26,767.

A summary of the derivative liability of the Mammoth Notes as of December 31, 2017 and December 31, 2016, is as follows:

December 31, 2015	-
Balance assumed	$300,321
Reduction for conversion in prior periods	(82,652)
Fair value changes over time	(152,170)
December 31, 2016	$65,499
Cancellation due to debt repayment	(65,499)
December 31, 2017	$-

The fair value at the assumption and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2017 and December 31, 2016, respectively:

	Assumption date	Remeasurement date
December 31, 2017
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%
December 31, 2016
Expected dividends	$-0-	$-0-
Expected volatility	363%	366%
Expected term in months	6	3
Risk yield	0.49%	0.28%

A summary of the convertible notes payable balance as of December 31, 2017 and December 31, 2016 is as follows:

December 31, 2015	-
Balance assumed February 29, 2016	$69,619
Conversion of debt in March and April 2016	(24,732)
December 31, 2016	$44,887
Settlement of note	(44,887)
December 31, 2017	$-

NOTE 8: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following for the year ended December 31, 2017 and 2016:

	Year ended December 31,
	2017		2016
Prepayment in shares	299,945	(1)	-
Prepayments to Company's staff	-		245,000
Prepayments to Company's representatives	61,875		355,154
Prepayments for Saltpond project	460,000		380,000
Prepayments related to MoU with F&T	20,000		-
Other current assets	201,803		77,934
Totals	$1,043,623		$1,058,088

(1) Effective July 31, 2017, the Company entered into a consulting agreement with Charles Stidham. Under the terms of this agreement the Company prepaid Charles Stidham with the issuance of 10,000,000 shares of its Common Stock on October 20, 2017. The Company recognized a prepaid asset on the date of issuance and remeasures the value of this asset quarterly. Changes in the value of this prepaid asset are recognized in the Statements of Comprehensive Income. For the year ended December 31, 2017 a gain of $80,000 was recognized and included in Corporate expenses line of the Statements of Comprehensive Income presented herein.

NOTE 9: SHAREHOLDERS’ EQUITY

Common stock

Upon completion of the SEA on March 15, 2016 between the Company and Petrogres Co Limited, the Company issued to Christos Traios, the sole shareholder of Petrogres Co Limited, 136,000,000 shares of Common Stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of Petrogres Co Limited.

Effective March 15, 2016, the Company issued 1,101,642 shares of the Company’s common stock to Agritek Holdings, Inc. pursuant to a Debt Settlement Agreement in full settlement of the amount owed to Agritek of $283,547. The issuance was effected by the old management and without the knowledge of the new CEO.

On March 7, 2016, the Company issued 1,000,000 shares of common stock to Mammoth upon the conversion of $2,700 of principal at a conversion price of $0.0027 per share.[A1]  The issuance was effected by the old management and without the knowledge of the new CEO.

On April 11, 2016, the Company issued 6,800,000 shares of Common Stock to Mammoth upon the conversion of $22,032 of principal at a conversion price of $0.00324 per share. The issuance was effected by the old management and without the knowledge of the new CEO.

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

On September 12, 2017, the Company issued 1,200,000 shares of Common Stock to Mammoth upon the conversion of $18,120 of principal at a conversion price of $0.06623 per share. This transaction and a cash payment of $26,767 on August 30, 2017, settled in full the Mammoth debt.

On October 20, 2017, the Company issued 10,000,000 shares of Common Stock to Charles L. Stidham as compensation for past and future services under the terms of the agreement described in Note 8 above. The share consideration and the agreement with Mr. Stidham were disclosed in a Form S-8 registration statement effective September 22, 2017.

On December 21, 2017, the Company issued 139,880,000 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director as settlement of the 8% Convertible Promissory Note signed on May 12, 2017 for a capital of $134,600 along with the respective interest accrued as of this date.

Preferred stock

On July 14, 2017, Christos Traios, our President, Chief Executive Officer and sole Director approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100 per share; The holder(s) of the Series A shares has/have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. The holder(s) of the Series A shares is/are not entitled to convert the Series A shares to shares of Common Stock or any other class of the Corporation’s stock. The Series A shares shall not be entitled to dividends, but, in the event of liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holder(s) of the Series A shares will be entitled to receive out of the assets of the Corporation, prior to and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100) per share, and will not be entitled to receive any portion of the remaining assets of the Company except by reason of ownership of shares of any other class of the Company’s stock. The Series A shares are not subject to redemption by the Company.

On October 6, 2017, the Company issued the above 100 Series A shares of Preferred stock to Christos Traios, our President, Chief Executive Officer and sole Director as provided in his employment agreement.

Dividends

During the year ended December 31, 2016 and prior to the SEA, Petrogres Co Limited paid a dividend of $1,800,000 to its sole shareholder Christos Traios.

NOTE 10: RELATED PARTY TRANSACTIONS

Officer’s compensation

During the year ended December 31, 2017, Petrogress, Inc. and Petrogres Co Limited accrued wages to Mr. Traios equal to $120,000 and 150,000 respectively. The total amount accrued is $270,000 and is classified to Corporate expenses in the Consolidated Statements of Comprehensive Income. Of these wages, Mr. Traios was repaid $21,695 in relation to the wages due to him by Petrogres Co Limited.

During the year ended December 31, 2016 the Company accrued $100,000 of officer’s compensation, in recognition of agreeing to compensate the Christos Traios, our President, Chief Executive Officer and sole Director $10,000 per month effective April 1, 2016 for his services to parent company Petrogress, Inc. The amount of $100,000 has been included in Corporate expenses line of the Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2016 the Company accrued $240,000 for Mr. Traios services to Petrogres, Co. Limited which is included in Selling, general and administrative line of the Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2017, Company adjusted the amount due to Mr. Traios related to wages accrued of 2016. This adjustment decreased the amount due to Mr. Traios by $10,000.

The table below presents the amounts recorded by the Company in relation to wages of Mr. Traios, for the year ended December 31, 2017 & December 31, 2016:

	Years ended December 31,
	2017	2016
President, Chief Executive Officer and sole Director	$270,000	$330,000

Officer’s advances

During the year ended December 31, 2017, Christos Traios, our President, Chief Executive Officer and sole Director advanced the Company $52,500 in order to finance the Company’s working capital needs. As of December 31, 2017 there were no formal agreements for these specific financings. Of these advances, Mr. Traios was repaid $24,652.

Revolving Line of Credit

During the year ended December 31, 2017 Christos Traios provided finance to the Company of $275,000, under the terms of the Revolving Line of Credit facility, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017. See Note 12 of the Notes of the consolidated financial statements for further information. Due to the fact that there was no formal agreement on the amounts Mr. Traios had advanced to the Company as of the day of the Revolving line of credit agreement, these amounts were included in line Due to related party of the Consolidated Balance Sheets for the year ended December 31, 2016. The foregoing amounts were equal to $157,000 as of December 31, 2016 and as a result of the Revolving line of credit agreement coming into effect, they were reclassified to line Loan facility from related party of the Consolidated Balance Sheets for the year ended December 31, 2017.

The table below presents the movement of the Loan facility from related party during the year ended December 31, 2017.

Balance February 29, 2016	$-
Advances made by Christos Traios	157,000
Balance December 31, 2016	$157,000
New amounts lended to the Company by Christos Traios	275,000
Amout converted to 8% Convertible Promissory Note signed May 12, 2017	(134,600)
Balance December 31, 2017	$297,400

Convertible promissory note

On May 12, 2017, the Company executed a Convertible Promissory Note in favor of Christos Traios, our President, Chief Executive Officer and sole Director, in the principal amount of $134,600 reflecting advances made by Mr. Traios to the Company as of that date. The note bore interest at a rate of 8%. The principal of the note, along with interest accrued were settled by the conversion of a total amount of $139,880 of obligations thereunder into 139,880,000 shares of the Company’s Common Stock on December 21, 2017.

Capital transactions

Effective September 30, 2017, Petrogress Int’l LLC purchased from Mr. Traios 1,080,000 shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company’s strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts due to related party in the Consolidated Balance Sheet as of December 31, 2017.

Petrogres Africa Company Limited was incorporated in the summer of 2017 and holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, the Company will strengthen its presence and position a promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

Since the date common control was established, Petrogres Africa Company Limited has already contributed $725,500 of revenue to the Company.

17, 2017.  The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August 17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third-party valuation specialist for this assessment. The business combination is not material for disclosure of pro-forma accounts.  The Company has recognized Non-controlling interests equal to $100,000 as of the date common control was established.

During the year ended December 31, 2017 the Company issued to Mr. Traios 100 Series A Preference shares with a par value of $100 each. As of December 31, 2017 this amount is due to the Company and was classified under Additional paid-in capital.

The table below presents the movement of the amounts due to Christos Traios during the year ended December 31, 2017.

Balance December 31, 2016	$234,600
Reclassification of amount due to Christos Traios as of December 31, 2016 related to advances made to the Company	(157,000)
Advances from Christos Traios	52,500
Advances to Christos Traios	(24,652)
Wages accrued to Christos Traios	270,000
Wages paid to Christos Traios	(21,695)
Correction of wages accrued for 2016	(10,000)
Value of shares of Petrogres Africa owed to Christos Traios from Petrogres Int'l LLC	900,000
Balance December 31, 2017	$1,243,753

Intercompany transactions

All intercompany accounts and transactions have been eliminated in consolidation, including:

●	$971,294 that Petrogres Co. Limited owes to Petronav Carriers LLC. for vessel hires, freights reduced by the amount of operating expenses of Petronav that were paid from Petrogress Co Limited;
●	$984,000 that Petrogres Africa Company Limited, owes to Petrogres Co. Limited for gas oil purchased;
●	$122,500 of unrealized profit on the inventory of Petrogres Africa Company Limited as of December 31, 2017;
●	$5,000 that Petronav Carriers Llc. owes to Petrogress, Inc.;
●	$17,250 that Petrogress Inc. owes to Petrogress Oil & Gas for corporate expenses paid the latter;
●	$100,000 that Petrogres, Co. Limited advanced to Petrogres Oil & Gas.

NOTE 11: ACCOUNTS RECEIVABLE, NET

The table below sets forth Accounts Receivable, net of the Company for the years ended December 31, 2017 and December 31, 2016.

	Year ended December 31,
	2017	2016
Trade receivables	$4,904,298	$1,970,771
Less: Provision for doubtful accounts	(395,413)	-
Trade receivables, net	4,508,885	1,970,771
Other receivables	-	456,897
Accounts receivable, net	$4,508,885	$2,427,668

During the year ended December 31, 2017 the Company recognized a provision for doubtful accounts of $395,413 for trade receivables from specific customers that were deemed doubtful as to their recoverability. This provision is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein. No such provision was recognized for the year ended December 31, 2016.

During the year ended December 31, 2017 the Company wrote off Accounts receivables balances of $326,724 as management estimated they were not recoverable. The foregoing expense is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein. During the year ended December 31, 2016 the Company wrote off Accounts receivables balances of $373,371. This amount was included in Selling, general and administrative expenses in the filed Financial Statements for the period then ended. The Company reclassified this amount and is now included in its designated line in the Consolidated Statements of Comprehensive Income in order to comply with current year presentations. See Note 2 above for further information on reclassifications performed.

NOTE 12: LOAN FACILITY FROM RELATED PARTY

In conjunction with the aforementioned change-in-control transaction on March 15, 2016, the Company and its current controlling stockholder, Christos Traios, recognized that sufficient working capital would be required for the foreseeable future to support the operations of the parent holding company, including the maintenance of the corporate entity and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

For the period March 15, 2016 through July 13, 2017, this arrangement was undocumented and informal. On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and sole Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. As previously mentioned, Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company, however due to significant issues, likely Mr. Traios will be unable to continue the financial support of the Company.

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

In consideration of Lender's extending the Credit Line to the Company, the Company agreed to issue to Mr. Traios a Warrant (the "Warrant") to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval. The Warrant has not been issued as of December 31, 2017.

Advances from Christos Traios from inception, including activity on the LOC Note, are as follows:

Balance February 29, 2016	$-
Advances made by Christos Traios	157,000
Balance December 31, 2016	$157,000
New amounts lended to the Company by Christos Traios	275,000
Amout converted to 8% Convertible Promissory Note signed May 12, 2017	(134,600)
Balance December 31, 2017	$297,400

NOTE 13: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following items for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Service providers	113,333	21,547
Wages & salaries payable	62,867	41,770
Oil providers	1,068,714	71,702
Providers of lubricants	55,050	13,250
Totals	$1,299,964	$148,269

The increase in the accounts payable balance on December 31, 2017 compared to the one of December 31, 2016 is mainly due to the increase of the amounts due to oil providers. This increase is caused exclusively because of the oil purchases performed near the end of the year ended December 31, 2017.

NOTE 14: EARNINGS PER SHARE

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

As of December 31, 2017, the basic and dilutive weighted average number of shares of Common Stock of the Company is 172,962,382 and 172,988,791 respectively.

As of December 31, 2017, the Company has 26,409 shares of Common Stock which could be deemed to be dilutive and are included in the calculation of dilutive earnings per share for the year ended December 31, 2017.

As of December 31, 2016, the basic and dilutive weighted average number of shares of Common Stock of the Company was 161,016,555.

Potentially dilutive securities for the year ended December 31, 2016 including outstanding convertible debt that is convertible into approximately 2,380,266 shares of Common Stock were not included in the calculation of diluted loss per share because their impact was anti-dilutive.

Net income for the year ended December 31, 2016 was adjusted to reflect the effect of the correction in depreciation expense calculation, as presented in Note 3 above.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016 (Restated)	2016 (Published)
Numerator:
Net income attributable to common stockholders	$294,669	$223,144	$223,144
Less:
Effect of correction in depreciation expense for the period	-	(164,920)	-
Net income attributable to common stockholders	$294,669	$58,224	$223,144
Denominator:
Denominator for basic net income per share - weighted average shares	172,962,382	161,016,555	161,016,555
Conversion of accrued interest on debt held by related party	26,409	-	-
Denominator for diluted net income per share - adjusted weighted average shares	172,988,791	161,016,555	161,016,555
Basic net earnings per share	$0.0017	$0.0004	$0.002
Diluted net earnings per share	$0.0017	$0.0004	$0.002

NOTE 15: COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Lease Agreements

The Company leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately USD$2,998 at December 31, 2017). This lease expires on May 31, 2018. This office space is deemed adequate for Company’s current operations.

The Company leases a corporate apartment in New York City, to be used by Christos Traios, the Company’s President, Chief Executive Officer and sole Director. Mr. Traios conducts business approximately 35% of his time in New York. The monthly lease is for $4,100 and expires on July 12, 2018.

The Company leases a New York office space which is utilized for administrative purposes. The monthly lease is for $2,800 and expires on October 1, 2018.

The following rent payments will be undertaken if the Company decides to renew the leases depicted above, for an aggregate period of 5 years from the end of the reporting period:

Twelve months ending December 31,	Amount
2018	118,104
2019	118,104
2020	118,104
2021	118,104
2022	118,104
Total	$590,520

NOTE 16: SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 15, 2018, which is the date the financial statements were available for issuance.

Management has evaluated subsequent events through March 15, 2018, which is the date the financial statements were available for issuance.

On January 12, 2018 the Company issued 2,903,225 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 4,758,128 shares of Common Stock to Mr. Traios for the settlement of wages due equal to $120,000 that had been accrued by parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director as a settlement of loans equal to $297,500 he had provided to the Company as of that date.

On  March 20, 2018 Petrogres Co. Limited entered into a new Partnership Agreement with Platon that is intended to be renewed on an annual basis, pursuant to which Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana by Platon. Under the Partnership Agreement, Petrogres Co. Limited is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing by Platon into various petroleum products, including crude oil, blend stocks, cutter stock and other feedstock. Platon will also be expected to market and distribute the refined petroleum products.  Net profits from the sale of the petroleum products will be split evenly between Petrogres Co. Limited and Platon. As of the execution of the Partnership Agreement, Petrogres Co. Limited appointed its local commercial manager and its accountant to perform the daily supervision and monitoring of the storage, processing and of the sales of the refined products to local buyers, including the marketing and distribution.

On February 2018, the Company through Petrogress Int’l LLC entered in a Partnership and Memorandum of Understanding agreements with A&E Petroleum Co. Limited, a Nigerian company who owns its own farm with oil storage tanks and private jetty for loading and unloading petroleum products. A&E Petroleum Co. Limited operates in sales and distribution of gas oil in the local market with available storage capacity for approximately 90,000 cubic meters, and is established for the last 8years as an oil wholesale company. The Partnership agreement anticipates that Petrogress Int’l LLC and A&E Petroleum Co. Limited will contribute to the capital and own 55% and 45% respectively, a new entity to be named P&A Nigeria Oil. Co. Ltd. (“PANOC”). This Partnership agreement anticipates among others that Petrogress Int’l LLC or any of its affiliated companies will supply PANOC with about 5-6,000 tons gas oil on a monthly basis; PANOX will then store and distribute and/ or sell the oil to local end-buyers.

On February 2018, Petrogress Int’l LLC executed a Representation/Agency agreement with Mr. Louizos George, with the aim of establishing its representation in Erbil, Iraq. Mr. Louizos is handling on behalf of Petrogress Int’l LLC the negotiations with SOMO (the Iraqi National Oil Company) to register the company as a buyer and obtain an allocation of Basrah Light Crude Oil for 1,000,000 barrels per month under a long term contract. The registration process is ongoing and we hope to finalize it within the second quarter 2018.

On March 2018, the company appointed Mr. Osy Adah as its representative in Nigeria. Mr. Adah is a Nigerian Citizen who has previously worked as a manager in major Nigerian oil companies. Through our representative, we have commenced the procedures for the registration of Petrogress Int’l LLC with Nigeria National Petroleum Company (NNPC) for an allocation for supplying half million barrels of Bonny light on monthly terms.

On March 23, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Nigeria Oil storing company Gonzena Hydrocarbons and Energy Co. Ltd (“Gonzena”), which is located in Koko Town of Delta River and operates in the store and distribution of oil products into local Nigerian market. A new entity will be formed which is to be named P&GNigeira Oil Company Ltd (“PEGNOC)” to which Petrogress Int’l LLC and Gonzena will participate in 55% and 45% respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters.

On February 16 2018, a Memorandum of Understanding was executed between Petrogress Oil & Gas Energy Inc. and Lushann. Under the terms of this memorandum, Petrogress Oil & Gas Energy Inc. elected to play the role of a farm-in-partner in the crude oil and the associated gas production in the developing area of 12 km² of the Saltpond oil field. The parties have agreed to form a Ghanaian limited liability company to be named PG – Saltpond Offshore Oil Production & Development Co., Limited (“SODCO”). Subject to the removal of the suspension of the Petroleum Agreement, and the assignment of 65% of SODCO to Petrogress Oil & Gas Energy Inc., the latter intends to undertake the necessary repairs and improvements of the APG-1 platform, and arrange a cash investment of $3.5 million plus a credit line of $15.0 million. The agreement is expected to be finalized in May 2018.