Form 10-Q
period 2018-03-31
Petrogress, Inc.
filed 2018-05-15
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

(212) 376-5228
(Registrant ’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
		Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of May 7, 2018 was 344,607,672.

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

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements in this Quarterly Report on Form 10-Q (the “Report”) that are not representations of historical fact are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. The disclosure and analysis set forth in this Report includes assumptions, expectations, projections, intentions and beliefs about future events in a number of places, particularly in relation to our operations, cash flows, financial position, plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These statements are intended as forward-looking statements. In some cases, predictive, future-tense or forward-looking words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “may,” “should” and “expect” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

We caution that the forward-looking statements included in this Report represent our estimates and assumptions only as of the date hereof and are not intended to give any assurance as to future results. These forward-looking statements are not statements of historical fact and represent only our management’s belief as of the date hereof, and involve risks and uncertainties that could cause actual results to differ materially and inversely from expectations expressed in or indicated by the forward-looking statements. Assumptions, expectations, projections, intentions and beliefs about future events may, and often do, vary from actual results and these differences can be material. As a result, the forward-looking events discussed in this Report might not occur and our actual results may differ materially from those anticipated in the forward-looking statements. Accordingly, you should not unduly rely on any forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements contained in this, whether as a result of new information, future events, a change in our views or expectations or otherwise. New factors emerge from time to time, and it is not possible for us to predict all of these factors. Further, we cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to be materially different from those contained in any forward-looking statement.

Part I - Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$500,186	$1,150,999
Accounts receivable, net	6,141,023	4,508,885
Inventories	173,376	171,500
Prepaid expenses and other current assets	992,510	1,043,623
Total current assets	7,807,095	6,875,007
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	5,138,929	5,281,949
Security deposit	7,655	7,573
Total non-current assets	6,046,584	6,189,522
Total Assets	$13,853,679	$13,064,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,862,656	$1,299,964
Due to related party	1,069,782	1,243,753
Loan facility from related party	85,400	297,400
Accrued Interest	-	9,639
Total current liabilities	3,017,838	2,850,756
Total liabilities	$3,017,838	$2,850,756

Commitments and Contingencies

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	10,000	10,000
Preferred shares, $0.001 par value, 10,000,000 shares authorized, 100 shares and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Shares of Common stock, $0.001 par value, 490,000,000 shares authorized, 344,607,672 and 317,875,807 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	344,608	317,876
Additional paid-in capital	9,266,828	8,786,060
Accumulated comprehensive income	(7,020)	(7,744)
Accumulated profit	1,129,303	1,008,823
Equity attributable to Owners of the Company	10,743,719	10,115,015
Non-controlling interests	92,122	98,758
Total liabilities and shareholders' equity	$13,853,679	$13,064,529

The accompanying notes are an integral part of these financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$2,565,264	$4,019,113
Costs of goods sold	(1,406,537)	(1,839,989)

Gross profit	1,158,727	2,179,124

Operating expenses:
Corporate expenses	(300,138)	(73,398)
General operating and administrative expenses	(541,313)	(1,680,419)
Depreciation expense	(227,619)	(219,094)
Total operating expenses	(1,069,070)	(1,972,911)

Operating income/ (loss) before other expenses and income taxes	89,657	206,213
Other income/ (expense), net:
Interest and finance expenses	(1,427)	-
Other income, net	25,614	1,105
Total other income, net	24,187	1,105

Income before income taxes	113,844	207,318

Income tax expense	-	-

Net income	$113,844	$207,318

Net income attributable to:
Owners of the company	120,480	207,318
Non-controlling interests	(6,636)	-
	$113,844	$207,318

Other comprehensive income

Foreign currency translation adjustment	724	-

Comprehensive income	$114,568	$207,318

Comprehensive income attributable to:
Owners of the company	121,204	207,318
Non-controlling interests	(6,636)	-
	$114,568	$207,318

Weighted average number of shares of Common Stock:
Basic	329,923,391	161,016,555
Diluted	529,323,931	164,474,106

Basic earnings per share	$(0.0003)	$0.0013
Diluted earnings per share	$(0.0002)	$0.0013

The accompanying notes are an integral part of these financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$113,844	$207,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	227,619	219,094
Net cash acquired in recapitalization		(502)
Change in Fair value of share-based payments issued for services	153,178	-
Gain on settlement of convertible promissory notes	(12,835)	-
Changes in working capital:
- (Increase)/Decrease in Accounts receivable, net	(1,632,138)	(622,043)
- (Increase)/ decrease in Inventories	(1,876)	-
-Amounts due from related party	58,529	-
- (Increase)/Decrease in Prepaid expenses and other current assets	(102,146)	386,788
Increase/(decrease) in:
- Increase in Accounts payable and accrued expenses	562,692	102,477
- Decrease in Amounts due to related party	-	(26,100)
- Increase/ (decrease) in Accrued Interest	3,196	-
Net cash provided by/ (used in) operating activities	(629,937)	267,032

Purchase of property plant and equipment	(84,600)	-
Contribution in Joint Venture	-	-
Net cash used in investing activities	(84,600)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party	63,000	-
Net cash provided by/ (used in) financing activities	63,000	-

Effect of exchange rate changes on cash	724	-

Net (decrease)/ increase in cash and cash equivalents	(650,813)	267,032

Cash and cash equivalents, Beginning of Period	1,150,999	362,083

Cash and cash equivalents, End of Period	$500,186	$629,115

Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for settlement of notes and interest payable	$297,500	$-
Common stock issued for settlement of services	$210,000	$-

The accompanying notes are an integral part of these financial statements.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements

Nature of the Business

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities (“SEA”) with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. In connection with the transaction, Mr. Traios was appointed as a director of 800 Commerce, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of Common Stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

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

On March 9, 2016, 800 Commerce’s Board of Directors approved an amendment to 800 Commerce’s Articles of Incorporation to change the name of the Company to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Company’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

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

The accompanying unaudited condensed interim consolidated financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Securities and Exchange Commission (the “SEC”) Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The Interim Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company’s management team operates from its principal offices located in Piraeus, Greece.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements (continued)

Basis of Presentation

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

Overview of Significant Subsidiaries

Petrogres Co. Limited

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

On February 28, 2018 Petrogres Co. Limited entered into a Partnership Agreement with Platon Gas Oil Ghana Limited, an oil refinery and importer of various petroleum products based in Ghana (“Platon”) that is intended to be renewed on an annual basis, pursuant to which Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana by Platon. Under the Partnership Agreement, Petrogres Co. Limited is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing by Platon into various petroleum products, including crude oil, blend stocks, cutter stock and other feedstock. Platon will also be expected to market and distribute the refined petroleum products. Net profits from the sale of the petroleum products will be split evenly between Petrogres Co. Limited and Platon. As of the execution of the Partnership Agreement, Petrogres Co. Limited appointed its local commercial manager and its accountant to perform the daily supervision and monitoring of the storage, processing and of the sales of the refined products to local buyers, including the marketing and distribution.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements (continued)

Petronav Carriers LLC

Petronav Carriers LLC, is a Delaware limited liability company, incorporated in March 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products within various countries in West Africa.

Petronav Carriers LLC is actively exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its fleet. On these grounds, Petronav Carriers LLC is currently in negotiations with certain owners/sellers to purchase more tanker vessels, subject to establishing the necessary financing.

Petrogress Int’l LLC

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017 with the purpose of acting as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard & Offshore Service Terminal Ltd., to obtain a long term lease from Cyprus Port Authorities (CPA), the area that F&T Investment used as shipyard located at Limassol port. PG Cypyard & Offshore Service Terminal Ltd. is also expected to improve the leased area by providing facilities and services to offshore platforms that will be operating in the exploration and production of natural gas in Cyprus economy zone. The project is ongoing and we are in close negotiations with CPA.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements (continued)

In February 2018, Petrogress Int’l LLC executed a Representation/Agency agreement with Mr. Louizos George, with the aim of establishing its representation in Erbil, Iraq. Mr. Louizos is handling on behalf of Petrogress Int’l LLC the negotiations with SOMO (the Iraqi National Oil Company) to register the company as a buyer and obtain an allocation of Basrah Light Crude Oil for 1,000,000 barrels per month under a long term contract. The registration process is ongoing and we hope to finalize it within the second quarter 2018.

In March 2018, the Company appointed Mr. Osy Adah as its representative in Nigeria. Mr. Adah is a Nigerian Citizen who has previously worked as a manager in major Nigerian oil companies. Through our representative, we have commenced the procedures for the registration of Petrogress Int’l LLC with Nigeria National Petroleum Company (NNPC) for an allocation for supplying half million barrels of Bonny light on monthly terms.

On March 23, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Nigeria Oil storing company Gonzena Hydrocarbons and Energy Co. Ltd (“Gonzena”), which is located in Koko Town of Delta River and operates in the store and distribution of oil products into local Nigerian market. A new entity will be formed which is to be named P&G Nigeria Oil Company Ltd (“PEGNOC)” to which Petrogress Int’l LLC and Gonzena will participate in 55% and 45% respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters.

Petrogress Oil & Gas Energy Inc.

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

PEtrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements (continued)

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

Reclassifications

For the three months ended March 31, 2017 we reclassified specific amounts of expenses in order to conform to current year presentations of our results. In the year ended 2017, the Company identified and renamed certain income statement classifications. Reclassifications were made in line to more accurately present the nature of the business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the SEC on its Form 10-K for the year ended December 31, 2017. The information presented within these Interim Statements may not include all disclosures required by GAAP and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 1 - Background and Description of Business and Preparation of Financial Statements (continued)

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the SEC’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2018.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with an original term of three months or less to be cash equivalents.

Accounts Receivable, net

The amount shown as Accounts receivables, net at each balance sheet date includes estimated recoveries from customers and charterers for sales of oil products, hires, freight and demurrage billings, net of allowance for doubtful accounts. Accounts receivable involve risk, including the credit risk of non-payment by the customer. Accounts receivable are considered past due based on contractual and invoice terms. An estimate is made of the allowance for doubtful accounts based on a review of all outstanding amounts at each period, and an allowance is made for any accounts which management believes are not recoverable. The determination of bad debt allowance constitutes a significant estimate.

For the three months ended March 31, 2018 and three months ended March 31, 2017, there were no allowances for doubtful debts.

Inventories

The Company's inventories consist primarily of purchased gas oil and crude oil at the respective balance sheet date, and is valued at the lower of cost or market using the mark-to-market method of valuation.

Vessels and other fixed assets, net

In accordance with the appropriate sections of the Fixed Asset topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For the three months ended March 31, 2018 and 2017, respectively, management has not provided any impairment for the future recoverability of these assets.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (continued)

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Vessels (in years)	10
Office equipment and furniture (in years)	10
Computer hardware (in years)	5

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

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (continued)

Accounting for Equity -based Payments

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, inventory, accounts payable and accrued expenses.

The carrying amount of cash, accounts receivable, inventory, accounts payable and accrued expenses, as applicable, approximates fair value due to the short -term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity ’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets (“market approach”). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (continued)

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

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments but incorporates the Company’s own credit risk as observed in the credit default swap market.

Effects of Recent Accounting Pronouncements not yet adopted

We discuss new accounting standards which have been issued but not yet adopted, their required date of adoption and/or planned date to adopt, if earlier, and the anticipated impact that adoption of the standards are expected to have on our financial position and results of operations in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report.

Note 3 – Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of March 31, 2018, and December 31, 2017, management is of the opinion that the Company had no significant concentrations of credit risk.

Note 4 - Fair Value of Financial Instruments

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively, for each fair value hierarchy level:

	Total	Level 1	Level 2	Level 3
March 31, 2018
Loan facility from related party	$85,400	$85,400	$-	$-

December 31, 2017
Loan facility from related party	$297,400	$297,400	$-	$-

Note 5 - Vessels and other fixed assets, net

Vessels and other fixed assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	Estimated useful life (in years)
Marine vessels	$10,171,930	$10,171,930	10
Furniture and equipment	177,895	93,295	10
Accumulated depreciation	(5,210,896)	(4,983,276)
Net property and equipment	$5,138,929	$5,281,949

Depreciation for the three months ended March 31, 2018 and March 31, 2017, was $227,619 and $219,094, respectively.

Note 6 – Loan facility from related party

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and sole Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. Mr. Traios has provided the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company.

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. The principal and any accrued but unpaid interest on the LOC Note is due and payable on or before July 13, 2018. At the maturity date, the Company may extend and renew the LOC Note for additional terms of twelve (12) months, with a new effective and maturity date assigned for each successive extension and renewal. Interest is due and payable every six (6) months and on the Maturity Date, and each successive iteration of such dates upon extension and renewal thereafter. The principal amount of the LOC Note may be prepaid by the Company, in whole or in part, without penalty, at any time.

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

In consideration of Mr. Traios’s extension of credit to the Company, the Company agreed to issue to him a Warrant (the "Warrant") to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval. The Warrant has not been issued as of March 31, 2018.

Advances from Christos Traios from inception, including activity on the LOC Note, are as follows:

Balance December 31, 2017	$297,400
New amounts loaned to the Company by Christos Traios	63,000
Amount converted in shares of Common stock	(275,000)
Balance March 31, 2018	$85,400

An amount of $15,000 and $7,500 that Mr. Traios had borrowed to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively, were also converted into shares of Common stock during the three months ended March 31, 2018. See also Note 7 – Common Stock Transactions below for further discussion.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 7 - Common Stock Transactions

On September 12, 2017, the Company issued 1,200,000 shares of Common Stock to Mammoth upon the conversion of $18,120 of principal at a conversion price of $0.06623 per share. This transaction and a cash payment of $26,767 on August 30, 2017, settled in full the Mammoth debt.

On October 20, 2017, the Company issued 10,000,000 shares of Common Stock to Charles L. Stidham as compensation for future services rendered over a two- year period. The share consideration and the agreement with Mr. Stidham were disclosed in a Form S- 8 registration statement effective September 22, 2017. During the quarter ended March 31, 2018, approximately $153,000 were expensed in relation to these awards and included in Corporate expenses in the Condensed Consolidated Income Statement.

On December 21, 2017, the Company issued 139,880,000 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director as settlement of the 8% Convertible Promissory Note signed on May 12, 2017 for a capital of $134,600 along with the respective interest accrued as of this date.

On January 12, 2018 the Company issued 2,903,225 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. as of December 31, 2017.

On February 23, 2018 the Company issued 4,758,128 shares of Common Stock to Mr. Traios for the settlement of wages due equal to $120,000 that had been incurred by the parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director as a settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Mr. Traios had provided to parent company Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had provided to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc. respectively.

Note 8 – Preferred stock

On July 14, 2017, Christos Traios, our President, Chief Executive Officer and sole Director approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100 per share. The holder(s) of the Series A shares has/have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. The holder(s) of the Series A shares is/are not entitled to convert the Series A shares to shares of Common Stock or any other class of the Corporation’s stock. The Series A shares shall not be entitled to dividends, but, in the event of liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holder(s) of the Series A shares will be entitled to receive out of the assets of the Corporation, prior to and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100) per share, and will not be entitled to receive any portion of the remaining assets of the Company except by reason of ownership of shares of any other class of the Company’s stock. The Series A shares are not subject to redemption by the Company.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 8 – Preferred stock (continued)

On October 6, 2017, the Company issued the above 100 Series A shares of Preferred stock to Christos Traios, our President, Chief Executive Officer and sole Director as provided in his employment agreement.

Note 9 – Related parties transactions

Officer’s compensation

During the three months ended March 31, 2018, and March 31, 2017, the Company had recorded officers’ compensation of $60,000 and $30,000, respectively. For the period ended March 31, 2018, $1,471 was paid and the remaining amount was accrued and included in Amounts Due to Related Party on the Consolidated Balance Sheets as of March 31, 2018.

Officer’s advances

During the three months ended March 31, 2017, Christos Traios, our President, Chief Executive Officer and sole Director advanced the Company $78,500.

Revolving Line of Credit

During the three months ended March 31, 2018 Christos Traios provided finance to the Company of $63,000, under the terms of the LOC Note, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017. During the year ended December 31, 2017 the respective finance provided by Christos Traios to the Company was $275,000. See Note 6 – Loan facility from related party of the consolidated financial statements for further information.

Capital transactions

Effective September 30, 2017, Petrogress Int’l LLC purchased from Mr. Traios 1,080,000 shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company’s strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts due to related party in the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 9 – Related parties transactions (continued)

PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.   The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea. Through Petrogres Africa Company Limited, the Company will strengthen its presence and position a promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017. The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August17, 2017. The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805 - 50 - 25 - 2, on August 17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third -party valuation specialist for this assessment. The business combination is not material for disclosure of pro-forma accounts.  The Company has recognized Non-controlling interests equal to $100,000 as of the date common control was established.

Since the date common control was established, PGAF has contributed $1,057,000 of revenue to the Company, of which $332,000 was recognized during the three months ended March 31, 2018.

Partnership Agreement with Platon Gas Oil Ghana Ltd (“Platon”)

On February 28, 2018 Petrogres Co. Limited entered into a Partnership Agreement with Platon, that is intended to be renewed on an annual basis, pursuant to which Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with Platon. Under the Partnership Agreement, Petrogres Co. Limited is expected to deliver 3,000 - 5,000 metric tons of crude oil on a monthly basis for storage and processing by Platon into various petroleum products, including gas oil, blend stocks, cutter stock and other feedstock. Platon will also be expected to market and distribute the refined petroleum products. Net profits from the sale of the petroleum products will be split evenly between Petrogres Co. Limited and Platon. As of the execution of the Partnership Agreement, Petrogres Co. Limited appointed its local commercial manager and its accountant to perform the daily supervision and monitoring of the storage, processing and of the sales of the refined products to local buyers, including the marketing and distribution.

The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company. During the three months ended March 31, 2018, the Company has recognized $2,173,264 in proportionate revenues in the Partnership Agreement.

Issuance of 100 Series A Preference shares

During the year ended December 31, 2017, the Company issued to Mr. Traios 100 Series A Preference shares with a par value of $100 each. As of December 31, 2017 this amount is due to the Company and was classified under Additional paid-in capital.

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

Note 9 – Related parties transactions (continued)

The table below presents the movement of the amounts due to Christos Traios during the three months ended March 31, 2018.

Amounts due to related party balance December 31, 2017	$1,243,753
Wages accrued to Christos Traios	60,000
Wages paid to Christos Traios, in Shares of Common Stock of Petrogress, Inc.	(210,000)
Wages paid to Christos Traios, in cash	(1,471)
Amount due to Christos Traios from Petrogress Int'l LLC and Petrogress Oil & Gas Inc. converted into Shares of Common Stock of Petrogress, Inc.	(22,500)
Amounts due to related party balance March 31, 2018	$1,069,782

Note 10 - Revenue Concentrations

The Company sells to commercial customers in foreign markets. For the three months ended March 2018, two customers represented more than 10.0% each of consolidated revenue. For the three months ended March 2017, five customers presented more than 10% each of consolidated revenues.

As of March 31, 2018 and December 31, 2017, four customers represented more than 10% each of consolidated accounts receivable.

Note 11 - Subsequent Events

Nikolaos Mourtzanos resigned as the Chief Financial Officer of Petrogress, Inc. effective as of April 30, 2018. The responsibilities of the principal financial officer of the company will be undertaken by Christos Traios, our President and Chief Executive Officer, until such time as a successor Chief Financial Officer is appointed.

On May 9, 2018, the Company entered into an Amendment No. 2 to the employment agreement with Christos Traios, President and Chief Executive Officer and sole Director of the Company, pursuant to which the parties agreed to reduce Mr. Traios’ base salary to $5,000 per month.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities (“SEA”) with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek ,citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. In connection with the transaction, Mr. Traios was appointed as a director of 800 Commerce, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of Common Stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

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

On March 9, 2016, 800 Commerce’s Board of Directors approved an amendment to 800 Commerce’s Articles of Incorporation to change the name of the Company to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. The Company’s name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

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

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The Company has recognized revenues for the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended March 31,
	2018	2017
Crude oil net sales	2,173,264	2,993,613
Gas oil net sales	332,000	-
Other	60,000	1,025,500
Totals	2,565,264	4,019,113

Total revenues for the three months ended March 31, 2018, decreased by $1,453,849 or 36%.

Crude oil net sales have decreased in the current quarter by $820,349 from $2,993,613 as the Partnership Agreement with Platon was the primary source of crude oil net sales and the agreement only commenced in February of 2018. Management seeks to expand its operations in West Africa through the Partnership Agreement with Platon which owns and operates a refinery and storage tanks of petroleum and Ghana.

Revenues in gas oil has increased by $332,000 due to the acquisition of Petrogres Africa Company Limited (“PGAF”), which has allowed us to enter into the market of sales of gas oil.

‘Other’ revenues which primarily related to hires and chartering of vessels, decreased significantly as the Company focused its activities on the new Partnership Agreement and acquisition of PGAF.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended March 31,
	2018	2017
Oil purchase costs	1,366,221	1,487,686
Fleet operating expenses	40,316	352,303
Totals	1,406,537	1,839,989

Cost of sales relating to Fleet operating expenses decreased by $311,987 from $352,303, directly relating to the decrease in ‘Other’ revenues.

Total Corporate expenses for the three months ended March 31, 2018 and 2017 were $300,138 and $73,398, respectively, an increase of $226,740 or approximately 309%.  This increase related to non-cash fees attributed to a consultant for approximately $153,000.

Total General operating and administrative expenses for the three months ended March 31, 2018 and 2017 were $541,313 and $1,680,419, respectively, a decrease of $1,139,106 or approximately 68%.  This decrease is directly attributed to the decrease in ‘Other’ revenues.

For the three months ended March 31, 2018 the Company experienced net loss of $420,097 compared to net income of $207,318 for the three months ended March 31, 2018, a decrease or $627,415 or approximately 303%.

Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, respectively, the Company had cash and cash equivalents of approximately $500,186 and $1,150,999, with corresponding working capital of $4,789,257 and $4,024,251 respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance.

Since the reverse acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are a) net cash provided from operating activities, which includes the sale and shipment of petroleum products, and b) cash contributed to the Company by Mr. Traios.

During the three months ended March 31, 2018, Mr. Traios loaned the Company $63,000 under the terms of the Revolving Line of Credit facility (the LOC Note).

Management seeks to secure the necessary financing for the expansion of Company’s operations. Additional funding is expected to be generated through equity financing from the sale of common stock and/or debt. If the Company successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. Management does not currently have any outside financing arranged and cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock or debt to fund our plans to expand the Company’s operation.

Nevertheless, based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures for a period of at least 12 months after the date of this Report. Our intention to expand our operations, increase the oil sales or go into new projects-operations will be subject to extra financing support.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our accompanying consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide t he information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our principal executive officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of March 31, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties due to the fact that the Company only has one director and one executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer and director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

None.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

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

May 15, 2018	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Secti on 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith