Form 10-Q
period 2018-06-30
Petrogress, Inc.
filed 2018-08-20
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 10, 2018 was 3,445,571.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. The significant subsidiaries are Petrogres Co. Limited, Petronav Carriers LLC, Petrogress Int’l LLC, Petrogres Africa Co. Limited, and Petrogress Oil & Gas Energy Inc.

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

Part I - Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2018 (Unaudited)	As of December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$556,775	$1,150,999
Accounts receivable, net	5,288,933	4,508,885
Inventories	182,108	171,500
Prepaid expenses and other current assets	1,390,511	1,043,623
Total current assets	7,418,327	6,875,007
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	4,911,423	5,281,949
Security deposit	7,573	7,573
Total non-current assets	5,818,996	6,189,522
Total Assets	$13,237,323	$13,064,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$943,401	$1,299,964
Due to related party	1,110,222	1,243,753
Loan facility from related party	96,400	297,400
Accrued Interest	-	9,639
Total current liabilities	2,150,023	2,850,756
Total liabilities	$2,150,023	$2,850,756

Commitments and Contingencies

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 100 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	10,000	10,000
Preferred shares, $0.001 par value, 10,000,000 shares authorized, 0 shares and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,446,877 and 3,178,756 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	3,447	3,179
Additional paid-in capital	9,622,910	9,100,757
Accumulated comprehensive income	(7,744)	(7,744)
Accumulated profit	1,357,812	1,008,823
Equity attributable to Owners of the Company	10,986,425	10,115,015
Non-controlling interests	100,875	98,758
Total liabilities and shareholders' equity	$13,237,323	$13,064,529

The accompanying notes are an integral part of these financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Revenues (Note 9)	$4,827,154	$8,462,185	$2,261,890	$4,443,072
Costs of goods sold	(2,689,061)	(4,088,856)	(1,282,524)	(1,814,271)

Gross profit	2,138,093	4,373,329	979,366	2,628,801

Operating expenses:
Corporate expenses	(465,917)	(1,815,100)	(165,779)	(879,600)
General operating and administrative expenses	(726,609)	(845,618)	(185,296)	(461,897)
Depreciation expense	(458,680)	(348,930)	(231,061)	(175,362)
Total operating expenses	(1,651,206)	(3,009,648)	(582,136)	(1,516,859)

Operating income/ (loss) before other expenses and income taxes	486,887	1,363,681	397,230	1,111,942
Other income/ (expense), net:
Interest and finance expenses	(1,427)	-	-	-
Loss on settlement of loan facility from related party	(160,192)	-	(160,192)	-
Gain on foreign currency exchange	-	2,263	-	1,158
Other income, net	25,838	65,499	224	65,499
Total other income, net	(135,781)	67,762	(159,968)	66,657

Income before income taxes	351,106	1,431,443	237,262	1,178,599
Income tax expense	-	-	-	-

Net income	$351,106	$1,431,443	$237,262	$1,178,599

Net income attributable to:
Owners of the company	348,989	1,431,443	228,510	1,178,599
Non-controlling interests	2,117	-	8,752	-
	$351,106	$1,431,443	$237,262	$1,178,599

Other comprehensive income
Foreign currency translation adjustment	-	-	-	-

Comprehensive income	$351,106	$1,431,443	$237,262	$1,178,599

Comprehensive income attributable to:
Owners of the company	348,989	1,431,443	228,510	1,178,599
Non-controlling interests	2,117	-	8,752	-
	$351,106	$1,431,443	$237,262	$1,178,599

Weighted average number of shares of Common Stock:
Basic	3,373,163	1,667,958	3,446,279	1,667,958
Diluted	4,352,479	1,667,958	4,425,595	1,667,958
Basic earnings per share	$0.10	$0.86	$0.07	$0.71
Diluted earnings per share	$0.08	$0.86	$0.05	$0.71

The accompanying notes are an integral part of these financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$351,106	$1,431,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	458,680	348,930
Net cash acquired in recapitalization	-	(500)
Change in Fair value of share-based payments issued for services	153,178	-
Share-based compensation expense	1,496	-
Change in fair value of derivative liabilities	-	(65,499)
Gain on settlement of convertible promissory notes	(12,835)	-
Loss on settlement of loan facility from related party	160,192	-
Changes in working capital:
- Increase in Accounts receivable, net	(780,048)	(1,977,755)
- Increase in Inventories	(10,608)	-
- Amounts due from related party	-	-
- (Increase)/Decrease in Prepaid expenses and other current assets	(646,833)	477,184
Increase/(decrease) in:
- Increase/(Decrease) in Accounts payable and accrued expenses	(356,563)	500,143
- Increase in Amounts due to related party	98,969	-
- Increase in Accrued Interest	3,196	-
Net cash provided by/ (used in) operating activities	(580,070)	713,946

Purchase of property plant and equipment	(88,154)	(199,931)
Net cash used in investing activities	(88,154)	(199,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	-	(44,887)
Proceeds from loan facility from related party	74,000	-
Net cash provided by/ (used in) financing activities	74,000	(44,887)

Effect of exchange rate changes on cash	-	-

Net (decrease)/ increase in cash and cash equivalents	(594,224)	469,128

Cash and cash equivalents, Beginning of Period	1,150,999	362,083

Cash and cash equivalents, End of Period	$556,775	$831,211

Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for settlement of notes and interest payable	$297,500	$-
Common stock issued for settlement of services	$210,000	$-

The accompanying notes are an integral part of these financial statements

Petrogress, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its wholly-owned and majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus, Ghana and Nigeria; Petrogress Oil & Gas Energy Inc., which was organized to acquire interests in oil fields in Texas and to export liquefied natural gas, and Petrogres Africa Co. Limited, which attends to and services the tanker fleet in Ghana.

The accompanying unaudited condensed interim consolidated financial statements (the “Interim Statements”) have been prepared pursuant to the rules and regulations for reporting on Securities and Exchange Commission (the “SEC”) Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The Interim Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company’s management team operates from its principal offices located in Piraeus, Greece.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year-end of December 31.

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and it’s wholly-owned and majority-owned subsidiaries. We list our significant subsidiaries below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Marshall Islands)

Petrogress Int’l LLC (Delaware)

Petrogres Africa Co. Limited (Ghanaian) (Ghana; 90%-owned)

Overview of Significant Subsidiaries

Petrogres Co. Limited

Petrogres Co. Limited, is a Marshall Islands corporation, incorporated in 2009 with the purpose of supplying crude oil and other oil products in West Africa. Since its inception, Petrogres Co. Limited has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres Co. Limited has strengthened its position in the oil industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

On February 28, 2018 Petrogres Co. Limited (“PGL”) entered into a Partnership Agreement (the “Platon Partnership Agreement”) creating an equal partnership between PGL and Platon Gas Oil Ghana Limited (“PGO”), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, PGL will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, PGL is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing into various petroleum products, including blend stocks, cutter stock and other feedstock. PGO, in coordination with PGL management, will market and distribute the refined petroleum products. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO.

Petronav Carriers LLC

Effective as of July 13, 2018, the Company’s wholly owned subsidiary, Petronav Carriers LLC ("Petronav Carriers"), changed its domicile from Delaware to the Republic of the Marshall Islands (the "Redomiciliation"). As a result of the Redomiciliation, Petronav Carriers is now a limited liability company formed under the laws of the Republic of the Marshall Islands.

The Redomiciliation was consummated for tax purposes. Petronav Carriers continues to be a wholly owned subsidiary of the Company engaged in the business of managing day-to-day operations of the Company’s the affiliated tanker fleet, currently consisting of four vessels. The Redomiciliation did not result in any change in Petronav Carriers' headquarters, business, jobs, management, location of any officers or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Redomiciliation, which are not material). Management, including all directors and officers, of Petronav Carriers remain the same immediately after the Redomiciliation. The Company will continue to manage its fleet from its business office at Piraeus, Greece.

Petrogress Int’l LLC

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017 with the purpose of acting as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard& Offshore Service Terminal Ltd., to obtain a long term lease from Cyprus Port Authorities (“CPA”), the area that F&T Investment used as shipyard located at Limassol port.

In February 2018, Petrogress Int’l LLC executed a Representation/Agency agreement with Mr. Louizos George, with the aim of establishing its representation in Erbil, Iraq. Mr. Louizos is handling on behalf of Petrogress Int’l LLC the negotiations with SOMO (the Iraqi National Oil Company) to register the company as a buyer and obtain an allocation of Basrah Light Crude Oil for 1,000,000 barrels per month under a long term contract. Although the registration of the representation has been completed, management has suspended further negotiations with SOMO for obtaining the supply allocation.

On March 23, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Nigeria Oil storing company Gonzena Hydrocarbons and Energy Co. Ltd (“Gonzena”), which is located in Koko Town of Delta River and operates in the storage and distribution of oil products into local Nigerian market. A new entity will be formed, which is to be named P&G Nigeria Oil Company Ltd (“PEGNOC”), which Petrogress Int’l LLC and Gonzena will own, 55% and 45%, respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters. PEGNOC has not yet been formed and this project has been postponed pending availability of funding to be committed by the parties.

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

The Saltpond oil fields, including the APG-1 platform, were operated by the Texas corporation Lushann International Energy, Inc. (“Lushann”), under a Petroleum Agreement with GNPC since 2004 (the “Petroleum Agreement”). Due to financial and technical issues the Petroleum Agreement was suspended by GNPC on August 2017 and the operations in Saltpond ceased.Based on our interest on re-commencing the operations and to continue the oil production, we conducted negotiations with Lushann, which were concluded on February 16, 2018 with the execution of a Memorandum of Understanding between Petrogress Oil & Gas Energy Inc. and Lushann. Under the terms of this memorandum, Petrogress Oil & Gas Energy Inc. elected to play the role of a farm-in-partner in the crude oil and the associated gas production in the developing area of 12 km² of the Saltpond oil field. The parties have agreed to form a Ghanaian limited liability company to be named PG – Saltpond Offshore Oil Production & Development Co., Limited (“SODCO”). Subject to the removal of the suspension of the Petroleum Agreement, and the assignment of 65% of SODCO to Petrogress Oil & Gas Energy Inc., the latter intends to undertake the necessary repairs and improvements of the APG-1 platform, and arrange a cash investment of $3.5 million plus a credit line of $15.0 million. Due to Ghanaian government involvement, the negotiations are still ongoing and the agreement is expected to be finalized in late fourth quarter of 2018, provided the financing mechanism-support can be arranged.

Petrogres Africa Company Limited

Effective September 30, 2017, Petrogress Int’l LLC purchased from Christos Traios, 90% of the issued and outstanding shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited Company. PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit. PGAF is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea.

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

Reclassifications

For the six months ended June 30, 2018 we reclassified specific amounts of expenses in order to conform to current year presentations of our results. In the year ended 2017, the Company identified and renamed certain classifications in our Condensed Consolidated Statements of Comprehensive Income. Reclassifications were made in line to more accurately present the nature of the business.

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

For the six months ended June 30, 2018 and six months ended June 30, 2017, there were no allowances for doubtful debts.

Inventories

The Company's inventories consist primarily of purchased crude oil at the respective balance sheet date, and is valued at the lower of cost or market using the mark-to-market method of valuation.

Vessels and other fixed assets, net

In accordance with the appropriate sections of the Fixed Asset topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For the six months ended June 30, 2018 and 2017, respectively, management has not provided any impairment for the future recoverability of these assets.

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

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Warrants that can be exercised to purchase 150,000 shares of Common Stock were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2018 because their impact was anti-dilutive.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In accordance with the new guidance, the Company recognizes revenue for crude oil sales and gas oil sales, its primary sources of revenue, at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

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

Effects of Recent Accounting Pronouncements not yet adopted

In February 2016, the FASB issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the potential impact of this standard on our consolidated financial position.

Note 3 – Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of June 30, 2018, and December 31, 2017, management is of the opinion that the Company had no significant concentrations of credit risk.

Note 4 - Fair Value of Financial Instruments

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively, for each fair value hierarchy level:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Loan facility from related party	$96,400	$96,400	$-	$-

December 31, 2017
Loan facility from related party	$297,400	$297,400	$-	$-

Note 5 - Vessels and other fixed assets, net

Vessels and other fixed assets, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	Estimated useful life (in years)
Marine vessels	$10,171,930	$10,171,930	10
Furniture and equipment	181,449	93,295	10
Accumulated depreciation	(5,441,956)	(4,983,276)
Net property and equipment	$4,911,423	$5,281,949

Depreciation for the three months ended June 30, 2018 and June 30, 2017, was $458,680 and $348,930, respectively.

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

In consideration of Mr. Traios’s extension of credit to the Company, the Company agreed to issue to him a Warrant (the "Warrant") to purchase 150,000 shares of the Company’s common stock at an exercise price of $5.00 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval. The Warrant has not been issued as of June 30, 2018.

Advances from Christos Traios from inception, including activity on the LOC Note, are as follows:

Balance December 31, 2017	$297,400
New amounts loaned to the Company by Christos Traios	74,000
Amount converted in shares of Common stock	(275,000)
Balance June 30, 2018	$96,400

$15,000 and $7,500 that Mr. Traios loaned to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively, were also converted into shares of Common Stock during the six months ended June 30, 2018. See also Note 7 – Common Stock Transactions below for further discussion.

Note 7 - Common Stock Transactions

On October 20, 2017, the Company issued 10,000,000 shares of Common Stock to Charles L. Stidham as compensation for future services rendered over a two-year period. The share consideration and the agreement with Mr. Stidham were disclosed in a Form S-8 registration statement effective September 22, 2017.During the six months ended June 30, 2018, approximately $153,178 of expense was recognized in relation to these awards and included in corporate expenses in the Condensed Consolidated Income Statement. On June 18, 2018, the Company terminated its agreement with Mr. Stidham for non-performance and Mr. Stidham agreed to return 5,000,000 shares of Common Stock issued to him for cancellation by the Company in connection with the early termination.

On January 12, 2018, the Company issued 2,903,225 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. as of December 31, 2017.

On February 23, 2018 the Company issued 4,758,128 shares of Common Stock to Mr. Traios for the settlement of wages due equal to $120,000 that had been incurred by the parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director in settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Mr. Traios had provided to parent company Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had advanced to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively. The Company recognized a loss of $160,192 upon settlement of these loans.

The Company entered into two separate Advisory Board Member Agreements each dated October 1, 2017 with Dr. Demetrios Z Pierides, PhD. and Dr. Christine Warnke, PhD. Pursuant to the terms of the Pierides and Warnke Advisory Board Member Agreements, the Company is obligated to issue to Dr. Pieride and Dr. Warnke shares of Common Stock, as compensation for services rendered thereunder. Accordingly, on June 7, 2018 the Company issued 20,000 and 60,000 shares of Common Stock, respectively, to Dr. Pieride and Dr. Warnke, as compensation under the Pierides and Warnke Advisory Board Member Agreements, which shares of Common Stock were deemed upon issuance, fully paid and non-assessable

On July 9, 2018, the Company filed an amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State to, among other things, effect a reverse stock split of the Company’s Common Stock at a ratio of one-for-100 and reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000. The Amendment took effect on July 18, 2018. No fractional shares were issued as a result of the Amendment. In lieu of issuing additional shares, all stockholders who would be entitled to receive fractional shares as a result of the reverse stock split were entitled to receive cash payment for their fractional shares. There was no change in the par value of the Company’s Common Stock. See Note 8 for discussion of changes to Preferred Stock effected by the Amendment.

The Amendment and reverse stock split have been recognized retroactively as of June 30, 2018 and December 31, 2017. Shares of common stock outstanding as of June 30, 2018 and December 31, 2017 has been adjusted from 344,687,672 to 3,446,877 and 317,875,807 to 3,178,758, respectively. Common stock as of June 30, 2018 and December 31, 2017 has been adjusted from $344,688 to $3,447 and $317,876 to $3,179, respectively. Additional Paid-In Capital as of June 30, 2018 and December 31, 2017 has been adjusted from $9,281,669 to $9,622,910 and $8,786,060 to $9,100,757, respectively.

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

On July 9, 2018, the Company filed the Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State to, among other things, reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company’s Preferred Stock. See Note 7 for discussion of changes to Common Stock effected by the Amendment.

Note 9 – Related parties transactions

Officer’s compensation

During the six months ended June 30, 2018, and June 30, 2017, the Company had recorded officers’ compensation of $110,000 and $60,000, respectively. For the period ended June 30, 2018, $11,030 was paid and the remaining amount was accrued and included in Amounts Due to Related Party on the Consolidated Balance Sheets as of June 30, 2018.

Officer’s advances

During the six months ended June 30, 2018, Christos Traios, our President, Chief Executive Officer and sole Director advanced the Company $74,000.

Revolving Line of Credit

During the six months ended June 30, 2018 Christos Traios provided finance to the Company of $74,000, under the terms of the LOC Note, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017. During the year ended December 31, 2017 the respective finance provided by Christos Traios to the Company was $275,000. See Note 6 – Loan facility from related party of the consolidated financial statements for further information.

Capital transactions

Effective September 30, 2017, Petrogress Int’l LLC purchased from Christos Traios 1,080,000 shares of Petrogres Africa Company Limited (“PGAF”), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company’s strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts due to related party in the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.

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

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017. The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third -party valuation specialist for this assessment. The Company recognized Non-controlling interests equal to $100,000 as of the date common control was established.

Since the date common control was established, PGAF has recognized $1,166,500 of revenue to the Company, of which $441,500 was recognized during the six months ended June 30, 2018.

Partnership Agreement with Platon Gas Oil Ghana Ltd

On February 28, 2018 Petrogres Co. Limited entered into the Platon Partnership Agreement creating an equal partnership between PGL and Platon Gas Oil Ghana Limited, which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, PGL will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, PGL is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing into various petroleum products, including blend stocks, cutter stock and other feedstock. PGO, in coordination with PGL management, will market and distribute the refined petroleum products. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO.

The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company. During the six months ended June 30, 2018, the Company has recognized $4,184,164 in proportionate revenues in the Partnership Agreement.

Issuance of 100 Series A Preference shares

During the year ended December 31, 2017, the Company issued to Mr. Traios 100 Series A Preference shares with a par value of $100 each. As of December 31, 2017, this amount is due to the Company and was classified under Additional paid-in capital.The table below presents the movement of the amounts due to Christos Traios during the six months ended June 30, 2018.

Amounts due to related party December 31, 2017	$1,243,753
Wages accrued to Christos Traios	110,000
Wages paid to Christos Traios, in Shares of Common Stock of Petrogress, Inc.	(210,000)
Wages paid to Christos Traios, in cash	(11,031)
Amount due to Christos Traios from Petrogress Int'l LLC and Petrogress Oil & Gas Inc. converted into Shares of Common Stock of Petrogress, Inc.	(22,500)
Amounts due to related party June 30, 2018	$1,110,222

Note 10 - Revenue Concentrations

The Company sells to commercial customers in foreign markets. For the six months ended June30, 2018, sale of crude oil to all buyers in West Africa other than J/V PGL & PGO were suspended, and all sales of crude oil in West Africa were made to J/V PGL & PGO pursuant to the terms of the Platon Partnership Agreement. As a result, sales to J/V PGL & PGO under the Platon Partnership Agreement represented more than 80% each of consolidated revenue. For the six months ended June 2017, two customers represented more than 10% each of consolidated revenues.

As of June 30, 2018, and December 31, 2017, four customers represented more than 10% each of consolidated accounts receivable.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

The Company was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”) and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers.

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

On July 9, 2018, the Company filed an amendment (the “Amendment”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to (a) effect a reverse stock split of the Company’s Common Stock at a ratio of one-for-100, (b) reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000 and (c) reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company’s Common Stock or Preferred Stock.

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its four wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana; and Petrogress Oil & Gas Energy Inc., which is primarily focused on purchasing interests in oil fields in Texas and exporting liquefied natural gas.

Petronav Carriers is actively exploring opportunities to expand its operations by identifying and acquiring additional vessels to expand its fleet. On these grounds, Petronav Carriers LLC is currently in negotiations with certain owners/sellers to purchase more tanker vessels, subject to establishing the necessary financing.

On February 28, 2018 Petrogres Co. Limited (“PGL”) entered into a Partnership Agreement (the “Platon Partnership Agreement”) creating an equal partnership between PGL and Platon Gas Oil Ghana Limited (“PGO”), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, PGL will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, PGL is expected to deliver 3,000-5,000 metric tons of crude oil on a monthly basis for storage and processing into various petroleum products, including blend stocks, cutter stock and other feedstock. PGO, in coordination with PGL management, will market and distribute the refined petroleum products. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO. By entering into the Platon Partnership Agreement, PGL is expanding its downstream operations. As of the execution of the Platon Partnership Agreement, PGL suspended crude oil sales to any other third party buyers in Ghana and West Africa and its crude oil is used for the exclusive supply of the PGO oil refinery.

In March 2018, the Company appointed Mr. Osy Adah as its representative in Nigeria. Mr. Adah is a Nigerian Citizen who has previously worked as a manager in major Nigerian oil companies. Through Mr. Adah, we have commenced the procedures for the registration of Petrogress Int’l LLC with Nigeria National Petroleum Company (NNPC) for an allocation for supplying half million barrels of Bonny light on monthly terms.

Through Petrogres Africa Company Limited, the Company plans to strengthen its presence and position in a promising market in West Africa and sub-Saharan countries with a population of more than 1.3 billion people designated as the next developing region.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The Company has recognized revenues for the three months ended June 30, 2018 and 2017, as follows:

	Three Months Ended June 30,
	2018	2017
Crude oil net sales	$1,698,900	$2,521,672
Gas oil net sales	406,500	570,000
Other	156,490	1,351,400
Totals	$2,261,890	$4,443,072

Total revenues for the three months ended June 30, 2018, decreased by $2,181,182 or 49%. The decrease in sales revenue for the three months ended June 30, 2018 is due to a decrease in inventory as a result of unfavorable volume pricing and an increase of the price of oil.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Oil purchase costs	$1,190,994	$1,347,341
Fleet operating expenses	91,530	466,930
Totals	$1,282,524	$1,814,271

Total Corporate expenses for the three months ended June 30, 2018 and 2017 were $165,779 and $879,600, respectively, a decrease of $713,821 or approximately 81%.

Total Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 were $185,296 and $461,897, respectively, a decrease of $276,601 or approximately 60%.

For the three months ended June 30, 2018 the Company experienced net income of $237,262 compared to net income of $1,178,599 for the three months ended June 30, 2017, a decrease of $941,337 or approximately 80%.

Comparison of Six Months Ended June 30, 2018 and 2017

The Company has recognized revenues for the six months ended June 30, 2018 and 2017, as follows:

	Six Months Ended June 30,
	2018	2017
Crude oil net sales	$3,872,164	$5,515,285
Gas oil net sales	738,500	570,000
Other	216,490	2,376,900
Totals	$4,827,154	$8,462,185

Total revenues for the six months ended June 30, 2018, decreased by $3,635,031 or 43%. The decrease in sales revenue for the six months ended June 30, 2018 is due to a decrease in inventory as a result of unfavorable volume pricing and an increase of the price of oil.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Oil purchase costs	$2,557,215	$2,835,027
Fleet operating expenses	131,846	1,253,829
Totals	$2,689,061	$4,088,856

Total Corporate expenses for the six months ended June 30, 2018 and 2017 were $465,917 and $1,815,100, respectively, a decrease of $1,349,183 or approximately 74%.

Total Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 were $726,609 and $845,618, respectively, a decrease of $119,009 or approximately 14%.

For the six months ended June 30, 2018 the Company experienced net income of $351,106 compared to net income of $1,431,443 for the six months ended June 30, 2017, a decrease of $1,080,337 or approximately 75%.

Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, respectively, the Company had cash and cash equivalents of $556,775 and $1,150,999, with corresponding working capital of $5,268,304 and $4,024,251, respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance.

Since the reverse acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are a) net cash provided from operating subsidiaries activities, which includes the sale and shipment of petroleum products, and b) cash contributed to the Company by Christos Traios, our President, Chief Executive Officer, sole Director and controlling stockholder.

During the six months ended June 30, 2018, Mr. Traios loaned the Company $74,000 under the terms of the Revolving Line of Credit facility (the LOC Note), while the subsidiary Petrogres Co. Limited funded the Company with $83,000 respectively.

Management continues to seek the necessary financing for the expansion of Company’s operations. Additional funding is expected to be generated through equity financing from the sale of common stock and/or debt. If the Company is successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. Management does not currently have any outside financing arranged and cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock or debt to fund our plans to expand the Company’s operations.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our principal executive officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of June 30, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1 - Legal Proceedings

None.

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into two separate Advisory Board Member Agreements each dated October 1, 2017 with Dr. Demetrios Z Pierides, PhD. and Dr. Christine Warnke, PhD. Pursuant to the terms of the Pierides and Warnke Advisory Board Member Agreements, the Company is obligated to issue to Dr. Pierides and Dr. Warnke shares of Common Stock, as compensation for services rendered thereunder. Accordingly, on June 7, 2018 the Company issued 20,000 and 60,000 shares of Common Stock, respectively, to Dr. Pierides and Dr. Warnke, as compensation under the Pierides and Warnke Advisory Board Member Agreements, which shares of Common Stock were deemed upon issuance, fully paid and non-assessable. The shares of Common Stock were issued without registration in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

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

August 20, 2018	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith