Form 10-Q
period 2018-09-30
Petrogress, Inc.
filed 2018-11-14
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 000-55854

Petrogress, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3, Irodotou str. Piraeus – Greece	18538
(Address of principal executive offices)	(Zip Code)

+30 (210) 459-9741
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 14, 2018 was 3,445,571.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. Our significant subsidiaries are Petrogres Co. Limited, Petronav Carriers LLC, Petrogress Int’l LLC,Petrogress Oil & Gas Energy Inc. and Petrogres Africa Co. Limited.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements in this Report that are not representations of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and subject to the safe-harbor provisions of the United States Private Securities Litigation Reform Act of 1995. The disclosure and analysis set forth in this Report includes assumptions, expectations, projections, intentions and beliefs about future events in a number of places, particularly in relation to our operations, cash flows, financial position, plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These statements are intended as forward-looking statements. In some cases, predictive, future-tense or forward-looking words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “may,” “should” and “expect” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Part I - Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2018
	(Unaudited)	As of December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,032,009	$1,150,999
Accounts receivable, net	5,042,369	4,508,885
Claims receivable, net	535,100	-
Inventories	143,782	171,500
Prepaid expenses	1,469,531	1,043,623
Total current assets	8,222,791	6,875,007
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	4,676,342	5,281,949
Deferred charges, net	85,024	-
Security deposit	10,773	7,573
Total non-current assets	5,672,139	6,189,522
Total Assets	$13,894,930	$13,064,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,205,100	$1,299,964
Due to related party	1,137,578	1,243,753
Loan facility from related party	146,900	297,400
Accrued Interest	5,940	9,639
Total current liabilities	2,495,518	2,850,756
Total liabilities	2,495,518	2,850,756

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 100 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	$10,000	$10,000
Preferred shares, $0.001 par value, 1,000,000 shares authorized, 100 shares and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,445,671 and 3,178,756 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	3,446	3,179
Additional paid-in capital	9,622,911	9,100,757
Accumulated comprehensive income	(7,744)	(7,744)
Accumulated profit	1,755,304	1,008,823
Equity attributable to shareholders	11,383,917	10,115,015
Non-controlling interests	15,495	98,758
Total liabilities and shareholders' equity	$13,894,930	$13,064,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Revenues from crude oil sales	5,774,306	7,077,232	1,902,142	1,561,947
Revenues from gas oil sales	738,500	1,692,160	-	1,122,160
Revenues from freights & hires	1,812,600	2,660,200	264,500	553,300
Other Revenues (Man. & Agency fees / commissions)	437,735	360,000	152,500	90,000
Total Revenues (Note 9)	8,763,141	11,789,592	2,319,142	3,327,407

Cost of crude oil sold	(3,308,856)	(2,365,793)	(923,141)	(237,231)
Cost of gas oil sold	(171,500)	(1,546,465)	-	(840,000)
Shipping expenses	(1,775,600)	(1,606,221)	(95,654)	(352,392)
Total costs of goods sold	(5,255,956)	(5,518,479)	(1,018,795)	(1,429,623)

Gross profit	$3,507,185	$6,271,113	$1,300,347	$1,897,784

Operating expenses:
Corporate expenses	(238,677)	-	227,241	-
Operating expenses of commodities trade	(280,060)	-	(100,551)	-
Fleet operating expenses	(823,152)	(3,187,209)	(366,364)	(1,372,109)
General and administrative expenses	(796,815)	(1,076,673)	(437,059)	(231,055)
Depreciation expense	(693,761)	(521,404)	(235,081)	(172,474)
Total operating expenses	$(2,832,465)	$(4,785,286)	$(911,814)	$(1,775,638)

Operating income before other income (expense) and income taxes	674,720	1,485,827	388,533	122,146

Other income/ (expense), net:
Interest and finance expenses	(5,836)	-	(4,409)	-
Loss on settlement of loan facility from related party	(160,192)	-	-	-
Loss on foreign currency exchange	-	(2,102)	-	(4,365)
Other Income / claims to third parties	200,700	-	-	-
Other Income, net	53,826	65,498	27,987	-
Total other income/ (expense), net	$88,498	$63,396	$23,578	$(4,365)

Income before income taxes	763,218	1,549,223	412,111	117,781

Income tax expense	-	-	-	-

Net income	$763,218	$1,549,223	$412,111	$117,781

Net income attributable to:
Shareholders of the company	746,481	1,549,223	397,491	117,781
Non-controlling interests	16,737	-	14,620	-
	$763,218	$1,549,223	$412,111	$117,781

Other comprehensive income
Foreign currency transaction adjustment	-	-	-	-

Comprehensive income	$-	$-	$-	$-

Comprehensive income attributable to:
Shareholders of the company	746,481	1,549,223	397,491	117,781
Non-controlling interests	16,737	-	14,620	-
	$763,218	$1,549,223	$412,111	$117,781

Weighted average number of shares of Common Stock:
Basic	3,396,798	1,779,959	3,445,671	1,779,959
Diluted	4,925,198	1,779,959	4,974,071	1,779,959
Basic earnings per share	$0.22	$0.87	$0.12	$0.06
Diluted earnings per share	$0.15	$0.87	$0.08	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$763,218	$1,549,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	693,761	521,404
Net cash acquired in recapitalization	-	(501)
Change in Fair value of share-based payments issued for services	153,178	-
Share-based compensation expense	1,496	-
Change in fair value of derivative liabilities	-	(65,499)
Change in fair value of marketable securities	-	(5,827)
Gain on settlement of convertible promissory notes	(12,835)	-
Loss on settlement of loan facility from related party	160,192	-
Changes in working capital:
- Increase in Accounts receivable, net	(533,484)	(2,234,614)
- Increase in Claims receivable, net	(535,100)
- Decrease in Inventories	27,718
- (Increase)/Decrease in Prepaid expenses and other current assets	(825,853)	(1,171,364)
- (Increase)/ decrease in Security deposits	(3,200)	-
- (Increase)/ decrease in Deferred charges, net	(85,024)	-
Increase/(decrease) in:
- Increase/ (decrease) in Accounts payable and accrued expenses	(94,864)	1,735,437
- Increase/ (decrease) in Amounts due to related party	126,325	-
- Increase/ (decrease) in Accrued Interest	9,136	-
Net cash provided by/ (used in) operating activities	(155,336)	328,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessels and other fixed assets	(88,154)	(180,067)
Net cash used in investing activities	(88,154)	(180,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party	124,500	-
Repayment of convertible note payable	-	(44,887)
Contribution of additional paid in capital	-	1,049,999
Net cash provided by financing activities	124,500	1,005,112

Effect of exchange rate changes on cash	-	-

Net (decrease)/ increase in cash and cash equivalents	(118,990)	1,153,304

Cash and cash equivalents, Beginning of Period	1,150,999	362,083

Cash and cash equivalents, End of Period	$1,032,009	$1,515,388

Cash paid for interest expense	$-	$-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Reclassification of derivative liability upon Repayment of convertible note	-	65,499
Change in fair value for available for sale marketable securities	-	5,827
Common stock issued for settlement of notes and interest payable	297,500	-
Common stock issued for settlement of services	210,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Petrogress, Inc. and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(unaudited)

Note 1 - Background and Description of Business and Preparation of Financial Statements

Nature of the Business

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce") and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.

800 Commerce's acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a "reverse acquisition" whereby Petrogres Co. Limited was the acquirer for financial statement purposes. Accordingly, the historical financial statements of 800 Commerce are those of Petrogres Co. Limited and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29, 2016 transaction date.

On March 9, 2016, 800 Commerce's Board of Directors approved an amendment to 800 Commerce's Articles of Incorporation to change the name of the Company to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company's domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation.

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its wholly-owned and majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its tanker fleet, currently consisting of four vessels; Petrogress Int'l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus, Ghana and Nigeria; Petrogress Oil & Gas Energy Inc., which was organized to acquire interests in oil fields in Texas and to export liquefied natural gas; and Petrogres Africa Co. Limited, which attends to and services the tanker fleet in Ghana.

The accompanying unaudited condensed interim consolidated financial statements (the "Interim Statements") have been prepared pursuant to the rules and regulations for reporting on Securities and Exchange Commission (the "SEC") Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The Interim Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 29, 2018. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company's management team operates from its principal offices located in Piraeus, Greece.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has elected a year-end of December 31.

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and it's wholly-owned and majority-owned subsidiaries. Our significant subsidiaries are described below. All intercompany accounts and transactions have been eliminated in consolidation.

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Marshall Islands)

Petrogress Int'l LLC (Delaware)

Petrogres Africa Co. Limited (Ghanaian) (Ghana; 90%-owned)

Overview of Significant Subsidiaries

Petrogres Co. Limited

Petrogres Co. Limited ("PGL"), is a Marshall Islands corporation, incorporated in 2009 with the purpose of supplying crude oil and other oil products in West Africa. Since its inception, PGL has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, PGL has strengthened its position in the oil industry by combining its regional market knowledge with over 25 years of management experience to successfully establish its downstream operations to serve markets primarily located in West Africa and the Mediterranean.

On February 28, 2018 PGL entered into a Partnership Agreement (the "Platon Partnership Agreement") creating an equal partnership between PGL and Platon Gas Oil Ghana Limited ("PGO"), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, PGL will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO.

Petronav Carriers LLC

Petronav Carriers LLC (“Petronav Carriers”) was formed in Delaware on April 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products to various countries in West Africa.

Effective as of July 13, 2018, Petronav Carriers LLC, changed its domicile from Delaware to the Republic of the Marshall Islands (the "Redomiciliation"). As a result of the Redomiciliation, Petronav Carriers is now a limited liability company formed under the laws of the Republic of the Marshall Islands. The Redomiciliation was consummated for tax purposes. Petronav Carriers continues to be a wholly owned subsidiary of the Company engaged in the business of managing day-to-day operations of the Company's tanker fleet, currently consisting of four vessels. The Redomiciliation did not result in any change in Petronav Carriers' headquarters, business, jobs, management, location of any officers or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Redomiciliation, which are not material). Management, including all directors and officers, of Petronav Carriers remain the same and the Company will continue to manage its fleet from its business office at Piraeus, Greece.

Petrogress Int'l LLC

Petrogress Int'l LLC, is a Delaware limited liability company formed on March 2017 and acquired by the Company in September 2017 with the purpose of acting as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, through Petrogress Int'l LLC, the Company formed PG Cypyard & Offshore Service Terminal Ltd., to obtain a long-term lease from Cyprus Port Authorities ("CPA"), the area at Vassiliko Energy port.

On March 23, 2018, Petrogress Int'l LLC, executed a Partnership agreement with a Nigerian oil storing company Gonzena Hydrocarbons and Energy Co. Ltd ("Gonzena"), which is located in Koko Town of Delta River and operates in the storage and distribution of oil products into local Nigerian market. A new entity will be formed, which is to be named P&G Nigeria Oil Company Ltd ("PEGNOC"), which Petrogress Int'l LLC and Gonzena will own, 55% and 45%, respectively. PEGNOC will be assigned from Gonzena two oil tanks each with a capacity of 15,000 liters. PEGNOC has not yet been formed and this project has been postponed pending availability of funding to be committed by the parties.

Petrogress Oil & Gas Energy Inc.

Petrogress Oil & Gas Energy Inc., is a Texas corporation, incorporated in December 2015 and is focused on identifying and acquiring suitable interests in oil fields in Texas to allow for the Company's expansion of its operations to include oil refinery production based within the United States and to export liquefied natural gas ("LNG") to Mediterranean markets.

Petrogres Africa Company Limited

Effective September 30, 2017, Petrogress Int'l LLC purchased from Christos Traios, 90% of the issued and outstanding shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited Company. PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit. PGAF is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana's Tano Basin offshore oil fields in the Gulf of Guinea.

Emerging Growth Company

We qualify as an "emerging growth company" under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Reclassifications

For the nine months ended September 30, 2018 we included new categories in the revenues and the expenses in order to present more accurately the financial results and the nature of the company’s business. The new categories of the expenses are the “corporate expenses” and “Operating expenses of commodities trade”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The accompanying interim financial statements, prepared in accordance with the SEC's instructions for Form 10-Q, are unaudited and, in the opinion of management, contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2018.

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

For the nine months ended September 30, 2018 and nine months ended September 30, 2017, there were no allowances for doubtful accounts.

Inventories

The Company's inventories consist primarily of purchased oil under control of the Company at the respective balance sheet date, and is valued at the lower of cost or net realizable value using the mark-to-market method of valuation.

Vessels and other fixed assets, net

In accordance with the appropriate sections of the Fixed Asset topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), the Company follows the policy of evaluating all property and equipment as of the end of each reporting quarter. For the nine months ended September 30, 2018 and 2017, respectively, management has not provided any impairment for the future recoverability of these assets.

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company. Depreciation is calculated based on a vessel's cost less the estimated residual value. The estimated useful lives of vessels and other fixed assets are as follows:

Vessels (in years)	10
Office equipment and furniture (in years)	10
Computer hardware (in years)	5

Organization costs

We have adopted the provisions required by the Start-Up Activities topic of the FASB ASC whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

Income taxes

We file income tax returns in various jurisdictions, as appropriate and required. We were not subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2015.

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

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Our tax years subsequent to 2015 remain subject to examination by federal and state tax jurisdictions.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. Warrants that can be exercised to purchase 150,000 shares of Common Stock were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 because their impact was anti-dilutive.

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

Revenue Recognition

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In accordance with the new guidance, the Company recognizes revenue for crude oil sales and gas oil sales, its primary sources of revenue, at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when, (a) control of the goods (crude oil, gas oil and other petrochemical products) passed to its customers and (b) the vessels charter (voyages and long term) when the service rendered to its independent charterers and the affiliated PGL.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, inventory, accounts payable and accrued expenses.

The carrying amount of cash, accounts receivable, inventory, accounts payable and accrued expenses, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Fair value measurements are determined under a three-level hierarchy for fair value measurements that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity ("observable inputs") and the reporting entity 's own assumptions about market participant assumptions developed based on the best information available in the circumstances ("unobservable inputs"). Fair value is the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets ("market approach"). We also consider the impact of a significant decrease in volume and level of activity for an asset or liability when compared with normal activity to identify transactions that are not orderly.

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

Credit risk adjustments are applied to reflect the Company's own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments but incorporates the Company's own credit risk as observed in the credit default swap market.

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

Note 3 - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of September 30, 2018, and December 31, 2017, management is of the opinion that the Company had no significant concentrations of credit risk.

Note 4 - Fair Value of Financial Instruments

The following table represents the Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively, for each fair value hierarchy level:

	Total	Level 1	Level 2	Level 3
September 30, 2018
Loan facility from related party	$146,900	$146,900	$-	$-

December 31, 2017
Loan facility from related party	$297,400	$297,400	$-	$-

Note 5 - Vessels and other fixed assets, net

Vessels and other fixed assets, net consisted of the following as of September 30, 2018 and December 31, 2017:

			Estimated useful
	September 30, 2018	December 31, 2017	Life (in years)
Marine vessels	$10,171,930	$10,171,930	10
Furniture and equipment	181,449	93,295	10
Accumulated depreciation	(5,677,037)	(4,983,276)
Net property and equipment	$4,676,342	$5,281,949

Depreciation for the nine months ended September 30, 2018 and September 30, 2017, was $693,761 and $521,404, respectively.

Note 6 - Loan facility from related party

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the "LOC Agreement") with Christos Traios, our President, Chief Executive Officer and sole Director. In accordance with the LOC Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the "LOC Note") to Christos Traios. Mr. Traios has provided the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company.

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. The principal and any accrued but unpaid interest on the LOC Note were initially due and payable on or before July 13, 2018. At the maturity date, the Company had the option to extend and renew the LOC Note for additional terms of twelve (12) months, with a new effective and maturity date assigned for each successive extension and renewal. Interest is due and payable every six (6) months and on the maturity date, and each successive iteration of such dates upon extension and renewal thereafter. The principal amount of the LOC Note may be prepaid by the Company, in whole or in part, without penalty, at any time.

Upon the interest due date or maturity date, or any of them, regardless of any event of default, the LOC Note holder may demand payment of any or all of the interest due on the principal amount by delivery of a number of common shares converted at a rate of $0.001 per share. There is no provision for any of the principal to be repaid in common stock of the Company. Except in the event of a default, in no instance may the LOC Note holder convert amounts due for accrued interest to the extent that said repayment in common stock will cause the Company to issue a number of shares constituting ten percent (10%) or more of the Company's then issued and outstanding common shares.

In consideration of Mr. Traios's extension of credit to the Company, the Company agreed to issue to him a Warrant (the "Warrant") to purchase 150,000 shares (as adjusted to reflect the reverse stock split that took effect on July 18, 2018) of the Company's common stock at an exercise price of $5.00 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder's option, with the Company's approval. The Warrant has not been issued as of September 30, 2018.

Advances from Christos Traios from inception, including activity on the LOC Note, are as follows:

Balance December 31, 2017	$297,400
New amounts loaned to the Company by Christos Traios	124,500
Amount converted in shares of Common stock	(275,000)
Balance September 30, 2018	$146,900

$15,000 and $7,500 that Mr. Traios loaned to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively, were also converted into shares of Common Stock during the nine months ended September 30, 2018. See also Note 7 - Common Stock Transactions below for further discussion.

Note 7 - Common Stock Transactions

On October 20, 2017, the Company issued 10,000,000 shares (100,000 post split) of Common Stock to Charles L. Stidham as compensation for future services rendered over a two-year period. The share consideration and the agreement with Mr. Stidham were disclosed in a Form S-8 registration statement effective September 22, 2017. During the nine months ended September 30, 2018, approximately $153,178 of expense was recognized in relation to these awards and included in corporate expenses in the Condensed Consolidated Statements of Comprehensive Income.

On June 18, 2018, the Company terminated its agreement with Mr. Stidham for non-performance and Mr. Stidham agreed to return 5,000,000 shares (which amount was reduced to 50,000 to reflect the reverse stock split that took effect on July 18, 2018) of Common Stock issued to him for cancellation by the Company in connection with the early termination.

On January 12, 2018, the Company issued 2,903,225 shares (29,032 post split) of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. as of December 31, 2017.

On February 23, 2018 the Company issued 4,758,128 shares (47,582 post split) of Common Stock to Mr. Traios for the settlement of wages due equal to $120,000 that had been incurred by the parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares (190,705 post split) of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director in settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Mr. Traios had provided to Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had advanced to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively. The Company recognized a loss of $160,192 upon settlement of these loans.

The Company entered into two separate Advisory Board Member Agreements each dated October 1, 2017 with Dr. Demetrios Z Pierides, PhD. and Dr. Christine Warnke, PhD. Pursuant to the terms of the Pierides and Warnke Advisory Board Member Agreements, the Company is obligated to issue to Dr. Pieride and Dr. Warnke shares of Common Stock, as compensation for services rendered thereunder. Accordingly, on June 7, 2018 the Company issued 20,000 and 60,000 shares (200 and 600 post split) of Common Stock, respectively, to Dr. Pieride and Dr. Warnke, as compensation under the Pierides and Warnke Advisory Board Member Agreements, which shares of Common Stock were deemed upon issuance, fully paid and non-assessable

On July 9, 2018, the Company filed an amendment (the "Amendment") to its Certificate of Incorporation with the Delaware Secretary of State to, among other things, effect a reverse stock split of the Company's Common Stock at a ratio of one-for-100 and reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000. The Amendment took effect on July 18, 2018. No fractional shares were issued as a result of the Amendment. In lieu of issuing additional shares, all stockholders who would be entitled to receive fractional shares as a result of the reverse stock split were entitled to receive cash payment for their fractional shares. There was no change in the par value of the Company's Common Stock. See Note 8 for discussion of changes to Preferred Stock effected by the Amendment.

The Amendment and reverse stock split have been recognized retroactively as of December 31, 2017. Shares of common stock outstanding as of December 31, 2017 has been adjusted from 317,875,807 to 3,178,756. Common Stock as of December 31, 2017 has been adjusted from $317,876 to $3,179. Additional Paid-In Capital as of December 31, 2017 has been adjusted from $8,786,060 to $9,100,757.

Note 8 - Preferred stock

On July 14, 2017, Christos Traios, our President, Chief Executive Officer and sole Director approved a resolution authorizing the establishment of Series A Preferred Stock. The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100 per share. The holder(s) of the Series A shares has/have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. The holder(s) of the Series A shares is/are not entitled to convert the Series A shares to shares of Common Stock or any other class of the Company's stock. The Series A shares shall not be entitled to dividends, but, in the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holder(s) of the Series A shares will be entitled to receive out of the assets of the Company, prior to and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100) per share, and will not be entitled to receive any portion of the remaining assets of the Company except by reason of ownership of shares of any other class of the Company's stock. The Series A shares are not subject to redemption by the Company.

On October 6, 2017, the Company issued the above 100 Series A shares of Preferred stock to Christos Traios, our President, Chief Executive Officer and sole Director as provided in his employment agreement.

On July 9, 2018, the Company filed the Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State to, among other things, reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company's Preferred Stock. See Note 7 for discussion of changes to Common Stock effected by the Amendment.

Note 9 - Related parties transactions

Officer's compensation

During the nine months ended September 30, 2018, and September 30, 2017, the Company had recorded officers' compensation of $155,000 and $90,000, respectively. For the period ended September 30, 2018, $28,675 was paid and the remaining amount was accrued and included in Amounts Due to Related Party on the Consolidated Balance Sheets as of September 30, 2018.

Officer's advances

During the nine months ended September 30, 2018, Christos Traios, our President, Chief Executive Officer and sole Director advanced the Company $124,500.

Revolving Line of Credit

During the nine months ended September 30, 2018 Christos Traios provided finance to the Company of $124,500, under the terms of the LOC Note, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017. During the year ended December 31, 2017 the respective finance provided by Christos Traios to the Company was $275,000. See Note 6 - Loan facility from related party of the consolidated financial statements for further information.

Capital transactions

Effective September 30, 2017, Petrogress Int'l LLC purchased from Christos Traios 1,080,000 shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company's strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts due to related party in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit and is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017. The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August17, 2017.  The difference between the consideration paid by Mr. Traios, and the net assets of PGAF on August 17, 2017, has been allocated to goodwill. The Company has one year from the date of acquisition to finalize the valuation analysis and has engaged a third-party valuation specialist for this assessment. The valuation analysis has been postponed for six more months in order to finalize additional project status. Since the date common control was established, PGAF has recognized $1,154,500 of revenue to the Company, of which $429,500 was recognized during the nine months ended September 30, 2018.

Partnership Agreement with Platon Gas Oil Ghana Ltd

On February 28, 2018 Petrogres Co. Limited entered into the Platon Partnership Agreement (“PPA”) creating an equal partnership between PGL and Platon Gas Oil Ghana Limited (“PGO”), which owns an oil refinery and serves as an oil refinery of crude oil and various petroleum products based in Ghana. The PPA is intended to be renewed by both PGL and PGO on an annual basis and pursuant to its terms, PGL will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. The storage capacity is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. Under the PPA, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO. As of the date of the PPA, PGL has ceased any other independent sales of crude oil customers in West Africa except under the terms of the PPA.

The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company. During the nine months ended September 30, 2018, the Company has recognized $6,086,306 in proportionate revenues under the PPA.

Issuance of 100 Series A Preference shares

During the year ended December 31, 2017, the Company issued to Christos Traios, our President, Chief Executive Officer and sole Director, 100 Series A Preference shares with a par value of $100 each. As of December 31, 2017, this amount is due to the Company and was classified under Additional paid-in capital. The table below presents the movement of the amounts due to Christos Traios during the nine months ended September 30, 2018.

Amounts due to related party December 31, 2017	$1,243,753
Wages accrued to Christos Traios	155,000
Wages paid to Christos Traios, in Shares of Common Stock of Petrogress, Inc.	(210,000)
Wages paid to Christos Traios, in cash	(28,675)
Amount due to Christos Traios from Petrogress Int'l LLC and Petrogress Oil & Gas Inc. converted into Shares of Common Stock of Petrogress, Inc.	(22,500)
Amounts due to related party September 30, 2018	$1,137,578

Note 10 - Revenue Concentrations

The Company sells to commercial customers in foreign markets. For the nine months ended September 30, 2018, sale of crude oil to other buyers in West Africa other than through our PPA with PGO were suspended, and all sales of crude oil in West Africa were made pursuant to the terms of the PPA. As a result, sales under the PPA represented more than 90% each of our consolidated revenue. For the nine months ended September 2017, four customers represented more than 10% each of consolidated revenues.

Note 11 – Subsequent Events

On October 31, 2018, Christos P. Traios, President, Chief Executive Officer and sole Director of the Company, notified the Company that he was terminating the LC Agreement dated July 13, 2017 pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances will be made under the LC Agreement and existing advances in principal amount of $148,900 under the LC Note will become due upon the current Maturity Date, July 13, 2019.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce") and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.

800 Commerce's acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a "reverse acquisition" whereby Petrogres Co. Limited was the acquirer for financial statement purposes. Accordingly, the historical financial statements of 800 Commerce are those of Petrogres Co. Limited and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29, 2016 transaction date. In connection with the transaction, Mr. Traios was appointed as a director of 800 Commerce, and it amended its constituent documents to increase its authorized capital to 490,000,000 shares of Common Stock, par value $0.001, and 10,000,000 preferred shares, par value $0.001.

On March 9, 2016, 800 Commerce's Board of Directors approved an amendment to 800 Commerce's Articles of Incorporation to change the name of the Company to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company's domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the change of domicile. The Company's name and capitalization remained the same, and the Articles of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

On July 9, 2018, the Company filed an amendment (the "Amendment") to the Company's Certificate of Incorporation with the Delaware Secretary of State to (a) effect a reverse stock split of the Company's Common Stock at a ratio of one-for-100, (b) reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000 and (c) reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company's Common Stock or Preferred Stock.

The Company currently operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its wholly-owned and majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of our tanker fleet, currently consisting of four vessels; Petrogress Int'l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus, Ghana and Nigeria; Petrogress Oil & Gas Energy Inc., which was organized to acquire interests in oil fields in Texas and to export liquefied natural gas; and Petrogres Africa Co. Limited, which attends to and services the tanker fleet in Ghana.

The Company's management team operates from its principal offices located in Piraeus, Greece.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The Company has recognized revenues for the three months ended September 30, 2018 and 2017, as follows:

	Three Months Ended September 30,
	2018	2017
Crude oil net sales	$1,902,142	$1,561,947
Gas oil net sales	-	1,122,160
Hire-Freights	264,500	553,300
Other	152,500	90,000
Totals	$2,319,142	$3,327,407

Total revenues for the three months ended September 30, 2018, decreased by $1,008,265 or approximately 30%. The decrease in sales revenue for the three months ended September 30, 2018 resulted from decreasing the sales of Gas Oil to third parties outside of our PPA agreement with PGO, while increasing focus on refining production under the PPA; furthermore, a decrease in inventory is a result of unfavorable volume pricing and an increase of the price of oil.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Crude oil purchase cost	$923,141	$237,231
Gas oil purchase cost	-	840,000
Shipping expenses	95,654	352,392
Totals	$1,018,795	$1,429,623

Fleet operating expenses for the three months ended September 30, 2018 and 2017 were $366,364 and $1,372,109, respectively, a decrease of $1,005,745 or approximately 73%.

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $437,059 and $231,055, respectively, an increase of $206,004 or approximately 89%. The increase relates to allocations of expenses from “Corporate expenses” to “General and administrative expenses”.

For the three months ended September 30, 2018 the Company experienced net income of $412,111 compared to net income of $117,781 for the three months ended September 30, 2017, an increase of $294,330 or approximately 250%.

Comparison of Nine Months Ended September 30, 2018 and 2017

The Company has recognized revenues for the nine months ended September 30, 2018 and 2017, as follows:

	Nine Months Ended September 30,
	2018	2017
Crude oil net sales	$5,774,306	$7,077,232
Gas oil net sales	738,500	1,692,160
Hire-Freights	1,812,600	2,660,200
Other	437,735	360,000
Totals	$8,763,141	$11,789,592

Total revenues for the nine months ended September 30, 2018, decreased by $3,026,451 or approximately 26%. The decrease in sales revenue for the three months ended September 30, 2018 resulted from decreasing the sales of Gas Oil to third parties outside of our PPA agreement with PGO, while increasing focus on refining production under the PPA; furthermore, a decrease in inventory is a result of unfavorable volume pricing and an increase of the price of oil.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Crude oil purchase cost	$3,308,856	$2,365,793
Gas oil purchase cost	171,500	1,546,465
Shipping expenses	1,775,600	1,606,221
Totals	$5,255,956	$5,518,479

Fleet operating expenses for the nine months ended September 30, 2018 and 2017 were $823,152 and $3,187,209, respectively, a decrease of $2,364,057 or approximately 74%.

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $796,815 and $1,076,673, respectively, a decrease of $279,858 or approximately 26%.

For the nine months ended September 30, 2018 the company inserted the “corporate expenses” and “Operating expenses of commodities trade” categories in order to provide more accurate the results and the nature of the expenses.

For the nine months ended September 30, 2018 the Company experienced net income of $763,218 compared to net income of $1,549,224 for the nine months ended September 30, 2017, a decrease of $786,006 or approximately 51%.

Liquidity and Capital Resources

At September 30, 2018 and December 31, 2017, respectively, the Company had cash and cash equivalents of $1,032,009 and $1,150,999, with corresponding working capital of $5,727,273 and $4,024,251, respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance.

Since the reverse acquisition of Petrogres Co. Limited on February 29, 2016, the Company's principal sources of cash are a) net cash provided from operating subsidiaries activities, which includes the sale and shipment of petroleum products, and b) cash contributed to the Company by Christos Traios, our President, Chief Executive Officer, sole Director and controlling stockholder.

During the nine months ended September 30, 2018, Mr. Traios loaned the Company $124,500 under the terms of the Revolving Line of Credit facility (the LOC Note), while the subsidiary Petrogres Co. Limited funded the Company with $118,000, respectively.

Management continues to seek the necessary financing for the expansion of Company's operations. Additional funding is expected to be generated through equity financing from the sale of common stock and/or the issuance of debt. If the Company is successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. Management does not currently have any outside financing arranged and cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock or debt to fund our plans to expand the Company's operations.

Our intention to expand our operations, increase the oil sales or seek new projects within the energy and shipping industries, however, expansion of existing operations will be subject to the availability of additional financing necessary to support such initiatives.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our principal executive officer and Ioannis Noutsos, our Chief Financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of September 30, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management is aware that there is a lack of segregation of duties due to the fact that the Company only has one director and one executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer and director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company's current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

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

November 14, 2018	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ioannis Noutsos
Ioannis Noutsos
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Secti on 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith