Form 10-K
period 2018-12-31
PETROGRESS, INC
filed 2019-04-12
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended	December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-55854

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1, Akti Xaveriou Avenue 5th Floor - Piraeus - Greece	18538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+30 (210) 459-9741

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well- known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (630,758 shares of common stock) as of June 30, 2018 was $662,296 (computed by reference to the price at which the common equity was last sold ($1.05) as of the last business day of the registrant's most recently completed second fiscal quarter). Unless otherwise noted, all share and per share data included in this Form 10-K retroactively reflect the 1-for-100 reverse stock split effected by the Company on July 9, 2018. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 12, 2019 was 3,828,412.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the ”Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. The significant subsidiaries are Petrogres Co. Limited, Petronav Carriers LLC, Petrogress Int’l LLC, Petrogres Africa Co. Limited and Petrogress Oil & Gas Energy Inc.

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

PART I

ITEM 1.           BUSINESS

Our Corporate History and Background

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce") for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. Under the terms of the SEA, 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.

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

On March 9, 2016, our Board of Directors approved an amendment to our Articles of Incorporation to change the Company’s name to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress, Inc. filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation.

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

Overview of Significant Subsidiaries

Petrogres Co. Limited, is a Marshall Islands corporation, incorporated in 2009 for the purpose of supplying crude oil and other oil products in West Africa. Since its inception, Petrogres Co. Limited has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres Co. Limited has strengthened its position in the oil and gas industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

On February 28, 2018, Petrogres Co. Limited entered into a Partnership Agreement (the "Platon Partnership Agreement") creating an equal partnership with Platon Gas Oil Ghana Limited ("PGO"), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogres Co. Limited and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between Petrogres Co. Limited and PGO.

Petronav Carriers LLC, was formed in Delaware in April 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products to various countries in West Africa. Effective as of July 13, 2018, Petronav Carriers LLC changed its domicile from Delaware to the Republic of the Marshall Islands for tax purposes. Petronav Carriers manages our fleet from its business office at Piraeus, Greece.

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017. Petrogress Int’l LLC serves as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

In September 2017, Petrogress Int’l LLC acquired 90% of the shares of Petrogres Africa Company Limited from Christos Traios, our President, Chief Executive Officer and sole Director. Petrogres Africa Company Limited holds a current Ghanaian business permit, and is authorized to conduct local sales of oil products and operation of a shipping business from the Port of Tema in Greater Accra. Port facilities in Tema provide a service and operations hub for Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea.

In October 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard & Offshore Service Terminal Ltd., to obtain a long-term lease from Cyprus Port Authorities (CPA) for Vassiliko energy port. The project is ongoing and we are in close negotiations with CPA.

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

On November 28, 2018, Petrogress Int’l LLC, entered into a business alliance with a Ghanaian filling stations company Deliman Oil Ltd., which operates 45 gas stations in Ghana. Both companies will cooperate in reconstruction of a number of gas stations as equal partners.

Petrogress Oil & Gas Energy Inc., was a Texas corporation, incorporated in December 2015 for the purpose of identifying and acquiring suitable interests in oil fields in Texas. On December 2018 the company was dissolved and terminated.

Petrogres Africa Co. Ltd. As noted above, effective September 30, 2017, Petrogress Int'l LLC purchased from Christos Traios, 90% of the issued and outstanding shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited Company. PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit. PGAF is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana's Tano Basin offshore oil fields in the Gulf of Guinea.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand. The Company competes for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on the Company’s reputation. The Company competes primarily with other independent tanker vessel owners and with major oil companies that own and operate their own vessels. The Company’s competitors may have more resources than the Company and may operate vessels that are newer, and therefore more attractive to charterers, than the Company’s vessels. Ownership of tanker vessels is highly fragmented and is divided among publicly listed companies, state-controlled owners and private shipowners.

Although the Company believes that at the present time no single company has a dominant position in the markets in which the Company competes, that could change and the Company may face substantial competition for medium- to long-term charters from a number of experienced companies who may have greater resources or experience than the Company does when the Company tries to re-charter its vessels. The Company believes the Company’s ability to comply better with the rigorous standards of major oil companies relative to less qualified or experienced operators allows the Company to effectively compete for new charters.

Employees

As of April 12, 2019, Petrogress Inc. and its consolidated subsidiaries employed 10 employees located in Greece through Petrogres Hellas Co., a branch of Petrogres Co. Limited. Petrogres Africa Company Limited has 10 employees located in Ghana, through, a subsidiary of Petrogress Int’l LLC and approximately 65 full-time laborers and crew members are employed by Petronav Carriers LLC. In addition, the Company has 1 contract employee in Cyprus and 1 commission and bonus compensation representative in Nigeria.

Additional Information

We file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and disclose certain material events in current reports on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Company leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately $2,863 at December 31, 2018). This lease expires on January 31, 2020. This office space is deemed adequate for Company’s current operations.

The Company leased office space in Tema, Ghana for monthly rent of GHS1,350 (approximately $300 at December 31, 2018) through January 31, 2019. The Company began leasing a new office space in Tema, Ghana for a monthly rent of $600 in February 2019. The new lease expires on February 2, 2021.

The Company leases a corporate apartment in New York City, to be used by Christos Traios, the Company’s President, Chief Executive Officer and sole Director. Mr. Traios spends approximately 35% of the time he devotes to the conduct of business in New York. The monthly rent is $3,200 and the lease expires on July 31, 2019.

The Company leased a New York office space which was utilized for administrative purposes through August 31, 2018, at which point the lease was terminated. The monthly base rent for the New York office was $2,800.

ITEM 3.	LEGAL PROCEEDINGS

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2018	0.8800	0.2500
September 30, 2018	1.2400	0.3500
June 30, 2018	2.2900	0.6000
March 31, 2018	3.9800	1.6600
December 31, 2017	4.7750	2.6000
September 30, 2017	6.5000	2.3900
June 30, 2017	7.2000	1.7000
March 31, 2017	4.9000	1.6100

On April 8, 2019, the last closing bid price per share for our Common Stock reported by the OTC Pink was $1.90.

Holders

Records of Securities Transfer Corporation, our transfer agent, indicate that as of April 11, 2019, we had 46 record holders of our Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of April 11, 2019, we had 3,828,412 shares of our Common Stock and 100 shares of Series A Preferred Stock issued and outstanding.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2018. Our Board of Directors (which is currently constituted entirely by Christos Traios who serves as the sole member) does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Mr. Traios considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

The following discussion and analysis of the results of financial condition and results of operations for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Form 10-K.

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

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and its’ wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We list our significant subsidiaries below:

Petrogres Co. Limited (Marshall Islands)

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Marshall Islands)

Petrogress Int'l LLC (Delaware)

Petrogres Africa Co. Limited (Ghanaian) (Ghana; 90%-owned)

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

During the years ended December 31, 2018 and 2017, the Company recognized a provision for doubtful accounts of $344,466 and $395,413, respectively, for trade receivables from specific customers that were deemed doubtful as to their recoverability. This provision is presented in its designated line in the Consolidated Statements of Comprehensive Income.

For the years ended December 31, 2018 and 2017, the Company wrote off receivable balances of $0 and $326,724, respectively, as management estimated there was a very remote probability that these balances could be recovered. The amount of write-off is presented in the designated line on the Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2017, the Company renamed General and administrative expenses to Selling, general and administrative expenses.

Inventories

The Company's inventories consist primarily of purchased crude oil for re-sale and gas oil in transit on a marine vessel at the respective balance sheet date, and both are valued at the purchased cost or market using the mark-to-market method of valuation.

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

Organization costs

We have adopted the provisions required by the Start-Up Activities topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

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

As of December 31, 2018, the basic and dilutive weighted average number of shares of Common Stock of the Company was 3,436,387 and 3,522,331, respectively.

As of December 31, 2017, the basic and dilutive weighted average number of shares of Common Stock of the Company was 1,729,624 and 1,729,888, respectively.

As of December 31, 2018 and 2017, the Company has 85,944 and 264 shares of Common Stock, respectively, which could be deemed to be dilutive and are included in the calculation of dilutive earnings per share.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s consolidated statements of operations and consolidated balance sheets.

.

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

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt.

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

Liquidity and Capital Resources

For the year ended December 31, 2018, cash and cash equivalents decreased by $489,989 compared to an increase of $788,916 for the year ended December 31, 2017. Ending cash and cash equivalents at December 31, 2018 was $661,010 compared to $1,150,999 at December 31, 2017.

For the year ended December 31, 2018, net cash used in operating activities was $517,449 compared to net cash generated by operating activities of $681,368 for the year ended December 31, 2017.

Our net income excluding the non-cash items contributed $1,745,614 to cash from operating activities, reflecting the high gross profit margin of the Company through the year ended December 31, 2018. Assets included in the calculation of the Company’s working capital have decreased by $1,408,249 mainly from the increase of accounts receivable and claims receivable which have increased by $615,014 and $547,600 respectively. This increase has been financed mainly by our net income and the increase of our liabilities included in working capital, namely the increase in Prepaid expenses which have increased by $968,420 during the year ended December 31, 2018.

During the year ended December 31, 2018, cash used in investing activities was a result of capital improvements of fixed assets of $96,553 compared to $179,313 for the year ended December 31, 2017.

During the year ended December 31, 2018, cash provided by financing activities were the result of: $126,500 of funding provided by Christos Traios, our President, Chief Executive Officer and sole Director under the terms of a Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) .

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and the expenses we suffer in order to comply with the regulatory requirements of SEC. Specifically, Petrogress, Inc., the parent company, does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of the SEC.

Since the reverse acquisition of Petrogres on February 29, 2016, the Company’s principal sources of cash are (a) net cash provided from operating activities, which includes the sale and shipment of petroleum products, and (b) cash loaned or contributed to the Company by Christos Traios, our President, Chief Executive Officer and sole Director.

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Credit Agreement pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note will become due upon the current maturity date, July 13, 2019.

Management seeks to secure the necessary financing for the expansion of Company’s operations. Based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures for a period of at least 12 months after the date of this report. Our intention to expand our operations, increase the oil sales or go into new projects-operations will be subject to additional financing, assuming such financing can be obtained on terms acceptable to management.

Results of Operations

We operate a fully integrated oil commodity business, including upstream, midstream and downstream operations, primarily serving West African and Mediterranean countries. The Company operates primarily as a holding company and provides its services through four wholly-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of its beneficially-owned affiliated tanker fleet, currently consisting of four vessels; and Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana.

Our main operations are managed by an experienced team, located in Piraeus, Greece.

Comparison of Years Ended December 31, 2018 and 2017

Revenues

Net sales for the years ended December 31, 2018 and 2017, were $9,026,962 and $9,163,356, respectively, a decrease of $136,394 or approximately 1%. Sales were comprised of the following:

	Year ended December 31,
	2018	2017
Crude oil net sales	7,558,462	6,539,346
Gas oil net sales	1,424,000	1,997,660
Other	44,500	626,350
Totals	9,026,962	9,163,356

Costs of goods sold

Costs of goods sold for the years ended December 31, 2018 and 2017, were $5,068,717 and $5,619,978, respectively, a decrease of $551,261 or approximately10%, and were comprised of the following:

	Year ended December 31,
	2018	2017
Oil purchase costs	4,897,217	3,406,503
Shipping and handling costs	-	1,537,920
Direct vessels' operating expenses	171,500	675,555
Other	-	-
Totals	5,068,717	5,619,978

Overall Costs of goods sold has decreased by 10% while revenue from sales of goods has decreased by approximately 1%, reflecting the continuous efforts we make in order to improve our cost efficiency and increase profits for our shareholders.

Corporate expenses

Corporate expenses mainly include the expenses incurred by Petrogress, Inc.. These include compensation of Christos Traios, our President, Chief Executive Officer and sole Director, consultants and professional services namely legal and audit fees, and travel expenses of Mr. Traios to our New York office. Corporate expenses for the year ended December 31, 2018 and 2017 were $254,289 and $465,274, respectively, a decrease of $210,985 or approximately 45%.

Selling, general and administrative expenses

For the year ended December 31, 2018, Selling, general and administrative expenses increased to $2,095,839 compared to $1,162,930 for the year ended December 31, 2017, an increase of $932,909 or approximately 80%.

Net income

Net income for the year ended December 31, 2018 was $324,698 compared to net income of $293,427 for the year ended December 31, 2017, an increase of $31,271 or approximately 11%.

The performance of Company’s significant subsidiaries for the year ended December 31, 2018 was as follows:

Petrogres Co. Limited

Petrogres Co. Limited performs most of the trading of the oil products along with Petrogres Africa Company Limited. Petrogres Co. Limited contributed $8,555,963 or 94.78% of the Company’s revenues for the year ended December 31, 2018, net of intercompany eliminations. For the year ended December 31, 2018, Petrogres Co. Limited had a gross profit of $1,438,146 equal to 16.63% of its revenues. Petrogres Co. Limited had a Net income equal to $456,310 for the year ended December 31, 2018.

High profitability of Petrogres Co. Limited allows it to finance the necessary expenses for the maintenance and proper operations of the Company. Petrogres Co. Limited along with the amounts loaned and/or contributed by Mr. Traios are the two sources of capital of parent company Petrogress, Inc. which suffers all the expenses that are necessary for regulatory compliance and overall operation. The following table presents the results of operations of Petrogres Co. Limited for the years ended December 31, 2018 and 2017, before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2018	2017
Revenues	$8,650,463	$9,421,856
Costs of goods sold	(7,212,317)	(7,407,752)
Gross profit	1,438,146	2,014,104
Operating expenses:
Operating expenses of commodities trade	(315,140)	-
Selling, general and administrative expenses	(434,501)	(1,094,943)
Provision for losses on accounts receivable	(313,466)	(395,413)
Depreciation expense	(14,136)	(8,500)
Total operating expenses	(1,077,243)	(1,498,856)
Gross profit before other expenses	360,903	515,248
Other income, net
Other income, net	95,407	96,532
Total other income, net	95,407	96,532
Net income	456,310	611,780

Petronav Carriers, LLC

Petronav Carriers, LLC operates, manages and hires the Company’s beneficially owned vessels to Petrogres Co. Limited. A significant portion of Petronav Carriers, LLC’s expenses relate to crew expenses, repairs and maintenance of the vessels, insurance expenses, bunkers, port expenses and respective depreciation for vessels. For the year ended December 31, 2018, Petronav Carriers, LLC had net income of $478,513. For the year ended December 31, 2018, Petronav Carriers LLC revenues consisted of $2,257,600 from the hires of the vessels to Petrogres Co. Limited and $480,000 from the management fees from the affiliated ship-owning companies. The foregoing revenues have been eliminated for the Consolidated Financial Statements. The following table presents the results of operations of Petronav Carriers, LLC for the years ended December 31, 2018 & December 31, 2017 before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2018	2017
Revenues	$2,737,600	$3,545,200
Costs of goods sold	-	(1,928,392)
Gross profit	2,737,600	1,616,808
Operating expenses:
Fleet operating expenses	(1,345,390)	-
Selling, general and administrative expenses	(34,495)	(135,945)
Write offs of accounts receivable	-	(326,724)
Amortization of Dry Docking	(6,687)	-
Depreciation expense	(909,590)	(902,903)
Total operating expenses	(2,296,162)	(1,365,572)
Gross profit before other expenses	441,438	251,236
Other income / (expense), net
Other income, net	37,075	-
Other expense, net	-	(59,721)
Total other income / (expense), net	37,075	(59,721)
Net income	478,513	191,515

Petrogress, Inc.

Petrogress, Inc. is the parent holding company of the group. Petrogress, Inc. does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. These costs, equal to $584,364, primarily contribute to the net loss incurred by the holding company of $735,033 for the year ended December 31, 2018. The net loss reflects the expenses necessary for the regulatory compliance of Petrogress, Inc. and its overall operation as a publicly reporting company. The following table presents the results of Petrogress, Inc. for the years ended December 31, 2018 and December 31, 2017.

The table is included herein only for the purpose of management’s discussion over the results of the Company:

	Year ended December 31,
	2018	2017
Revenues	-	$-
Costs of goods sold	-	-
Gross profit	-	-
Operating expenses:
Selling, general and administrative expenses	(330,075)	(9,653)
Corporate expenses	(254,289)	(459,736)
Depreciation expense	-	-
Total operating expenses	(584,364)	(469,389)
Gross loss before other expenses	(584,364)	(469,389)
Other expense, net
Interest and finance expenses	(16,551)	(14,919)
Other expense, net	(134,117)	(1,129)
Total other (expense), net	(150,668)	(16,048)
Net loss	(735,033)	(485,437)

Net income attributable to the Company

After the intercompany eliminations, the net income of the Company for the year ended December 31, 2018 amounts to $324,698.

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

Evaluation of Disclosure Controls and Procedures

Christos Traios, our Chief Executive Officer and Evangelos Makris, our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2018 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, Christos Traios, our Chief Executive Officer and sole Director and Evangelos Makris, our Chief Financial Officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9A below, management has determined that as of December 31, 2018, our internal controls over financial reporting were not effective and there are material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Sole Director and Executive Officer	Age	Date of Appointment	Position(s) Held
Christos Traios	59	March 15, 2016	Sole Director, President and Chief Executive Officer
Evangelos Makris	36	March 19, 2019	Chief Financial Officer

Christos Traios, age 59, was appointed to serve as a director and our President and Chief Executive Officer on March 15, 2016. Mr. Traios has been in the maritime industry for more than 25 years and has been in the oil business for eight years. Since acquiring control of the Company, Mr. Traios has served as its sole director, President and Chief Executive Officer. Mr. Traios attended Master Mariner & Law Maritime School for three years and served as second captain in the shipping industry for three years. Mr. Traios is a citizen of Greece.

Mr. Traios’s experience as our President and in management generally, as well as his extensive experience in the areas of crude oil purchasing and selling, and tanker vessel shipping and management of operations qualify him to serve as a director of our Company.

Evangelos Makris, age 36, was appointed on March 19, 2019 to serve as Chief Financial Officer in a consulting capacity on a part time basis. Mr. Makris has been the Finance Manager of Petrogress, Inc. since March 2019. Prior to holding that position, Mr. Makris served as a Senior Accountant in the ACR and FAAS Department of Ernst & Young S.A. as well as the Blackstone Group in Luxembourg overseeing a large portfolio of international companies specializing in the Real Estate business. His duties/responsibilities, included but were not limited to, preparing the Stand-alone and Consolidated Financial Statements as well as the quarterly and annual reports, managing a team of junior accountants involved in the bookkeeping, communicating with various parties regarding loan facilities, valuation reports and involvement in the process of the acquisition and sale of properties. Mr. Makris holds a Bachelor of Science in Business Administration (Accounting and Finance) from the American College of Greece.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2018, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

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

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives"):

Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	All other Compensation (2) ($)	Total ($)
Christos Traios, Director, President and Chief Executive Officer	2018	$200,000	$--	$200,000
	2017	$270,000	$--	$270,000
Evangelos Makris, Chief Financial Officer	2018	$--	$--	$--
	2017	$--	$--	$--
Giannis Noutsos, Chief Financial Officer	2018	$7,000	$--	$7,000
	2017	$--	$--	$--

(1)

Reflects accrued salary payable by Petrogress, Inc. ($80,000 for the year ended December 31, 2018) and its wholly owned subsidiary Petrogres, Co. Limited ($120,000 for the year ended December 31, 2018).

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

During the year ended December 31, 2018, the Company accrued $80,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $120,000 for Christos Traios’s services to Petrogres, Co. Limited.

During the year ended December 31, 2017, the Company accrued $120,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $150,000 for Christos Traios’s services to Petrogres, Co. Limited.

Giannis Noutsos was appointed to serve as Chief Financial Officer of Petrogress, Inc. on September 14, 2018 and agreed on a monthly compensation of $2,000 ($24,000 per year). Giannis Noutsos stepped down as Chief Financial Officer of Petrogress, Inc. on March 19, 2019.

On March 19, 2019, Evangelos Makris was appointed to serve as Chief Financial Officer of Petrogress, Inc. The Company has agreed on a monthly compensation of $2,000 ($24,000 per year) in recognition of his services to parent entity Petrogress, Inc.

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

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 3,828,412 shares of Common Stock and 100 shares of Series A Preferred Stock outstanding as of December 31, 2018. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of 1, Akti Xaveriou Avenue 5th Floor, 18538, Piraeus, Greece.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock
As a Group	Officers and Directors (1 person)	3,398,959(1)	88.78%

As Individuals	Christos Traios	3,398,959(1)	88.78%

	Evangelos Makris	0	0.00%

	Giannis Noutsos	0	0.00%

Series A Preferred Stock
As a Group	Officers and Directors (1 person)	100	100.00%

As Individuals	Christos Traios	100	100.00%

	Evangelos Makris	0	0.00%

	Giannis Noutsos	0	0.00%

(1) Represents 3,198,959 shares of the Company’s Common Stock and 200,000 shares for which the beneficial owner holds irrevocable proxies to exercise voting rights with respect to such shares of Common Stock held by certain third-party stockholders.

There are no arrangements, known to the Company, the operation of which would result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Revolving Line of Credit

During the year ended December 31, 2018, Christos Traios, our President, Chief Executive Officer and sole Director, provided finance to the Company of $126,500, under the terms of the Revolving Line of Credit facility Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. The aggregate advances were equal to $148,900 as of December 31, 2018. On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Credit Agreement. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note will become due upon the current Maturity Date, July 13, 2019.

The table below presents the amounts due to Christos Traios during the year ended December 31, 2018:

Amounts due to related party December 31, 2017	$1,243,753
Wages paid to Christos Traios in shares of Common Stock of Petrogress Inc.	$(210,000)
Wages accrued to Christos Traios	$200,000
Amount due to Christos Traios from Petrogress Int'l LLC and Petrogress Oil & Gas Inc. converted into Shares of Common Stock of Petrogress Inc.	$(22,500)
Wages paid to Christos Traios in cash	$(34,390)
Amounts due to related party December 31, 2018	$1.176,863

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

During the period between January 18, 2017 to July 26, 2018 the Company engaged David S. Friedkin CPA (“Friedkin”) as its independent registered public accounting firm. On July 18, 2018, the Company was notified by the U.S. Securities and Exchange Commission that the Public Company Accounting Oversight Board had revoked Friedkin’s registration. As such, the Company’s Board of Directors resolved to dismiss Freidkin as its independent registered public accounting firm on July 19, 2018.

The Company has since engaged Turner Stone & Company, LLP (“Turner Stone”) as of July 26, 2018 to serve as its current independent registered public accounting firm.

Audit Fees

No fees were billed by RBSM for professional services rendered for the audit of our annual financial statements for 2017 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for such fiscal year.

The aggregate fees billed by Friedkin for professional services rendered for the audit of our annual financial statements for 2017 and 2018 and the reviews of the financial statements included in our Forms 10-Q and 8-K, or services normally provided by the accountant in connection with statutory and regulatory filings for each such fiscal year was $47,500 and $25,000, respectively.

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2017 and 2018 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for each such fiscal year was $0 and $13,585, respectively.

Audit-Related Fees

We incurred neither fees nor expenses for 2017 for assurance and related services rendered by RBSM relating to performance of the audit or review of our financial statements, other than the fees disclosed above under the caption “Audit Fees”.

The aggregate fees billed by Friedkin for professional services rendered in the fiscal year 2018 and 2017, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements, were $7,500 and $5,000, respectively.

The aggregate fees billed by Turner Stone for professional services rendered in the fiscal year 2018 and 2017, other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements, were $0 and $0, respectively.

Tax Fees

We incurred neither fees nor expenses for 2017 for professional services rendered by RBSM for tax compliance, tax advice or tax planning.

The aggregate fees billed by Friedkin for professional services rendered in 2017 for tax compliance, tax advice or tax planning, were $3,000.

The aggregate fees billed by Turner Stone for professional services rendered in 2018 for tax compliance were $4,410.

All Other Fees

We incurred no other fees or expenses for 2018 for any other products or professional services rendered by RBSM other than as described above.

The aggregate fees billed by Friedkin for products or professional services rendered in the fiscal year 2018 and 2017 other than as described above, were $0 and $500, respectively.

We incurred no other fees or expenses for 2018 for any other products or professional services rendered by Turner Stone other than as described above.

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

10.2

Employment Agreement dated April 1, 2016 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2017).**

10.3

Amendment to Employment Agreement dated January 12, 2018 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2018).**

10.4

Stock Purchase Agreement dated February 23, 2018, by and between Christos Traios and Petrogress, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2018).**

14.1	Code of Corporate Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2018).
21.1	Significant Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

* Filed herewith.

** Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2019	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios	President, Chief Executive Officer (Principal	April 12, 2019
Christos Traios	Executive Officer)

/s/ Evangelos Makris	Chief Financial Officer (Principal Financial and	April 12, 2019
Evangelos Makris	Accounting Officer)

PETROGRESS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Sole Director of Petrogress, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrogress, Inc. and subsidiaries (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

April 12, 2019

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Note	As of December 31, 2018	As of December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents		$661,010	$1,150,999
Accounts receivable, net	4, 7	4,779,432	4,508,885
Claims receivable, net	7	547,600	-
Inventories		417,135	171,500
Prepaid expenses and other current assets		1,765,276	1,043,624
Total current assets		8,170,453	6,875,008
Non-Current Assets
Goodwill	6	900,000	900,000
Vessels and other fixed assets, net	3	4,450,906	5,281,949
Deferred charges, net		26,750	-
Security deposit		10,638	7,573
Total non-current assets		5,388,294	6,189,522
Total Assets		$13,558,747	$13,064,530

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	9	$1,265,452	$1,299,965
Due to related party	6	1,176,863	1,243,753
Loan facility from related party	8	148,900	297,400
Accrued Interest		8,744	9,639
Total current liabilities		2,599,959	2,850,757
Total liabilities		2,599,959	2,850,757

Commitments and Contingencies

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	5	10,000	10,000
Preferred shares, $0.001 par value, 1,000,000 shares authorized, 100 shares and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	5	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,828,412 and 3,178,452 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	5	3,829	3,098
Additional paid-in capital		9,535,161	9,100,838
Accumulated comprehensive loss		(10,231)	(7,744)
Retained earnings		1,315,870	1,008,823
Equity attributable to Owners of the Company		10,854,629	10,115,015
Non-controlling interests		104,159	98,758
Total liabilities and shareholders' equity		$13,558,747	$13,064,530

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Note	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues		$9,026,962	$9,163,356
Costs of goods sold		(5,068,717)	(5,619,978)

Gross profit		3,958,245	3,543,378

Operating expenses:
Corporate expenses		(254,289)	(465,274)
Selling, general and administrative expenses		(2,095,839)	(1,162,930)
Provision for losses on accounts receivable		(344,466)	(395,413)
Write offs of accounts receivable		-	(326,724)
Amortization of Dry Docking		(6,687)	-
Depreciation expense	3	(927,596)	(918,166)
Total operating expenses		(3,628,877)	(3,268,507)

Operating income before other expenses		329,368	274,871

Other income/ (expense), net:
Interest and finance expenses		(16,551)	(14,919)
Other income, net		11,881	33,475
Total other income, net		(4,670)	18,556

Income before income taxes		324,698	293,427

Income tax expense		-	-

Net income		$324,698	$293,427

Net income attributable to:
Shareholders of the company		307,047	294,669
Non-controlling interests		17,651	(1,242)
		$324,698	$293,427

Other comprehensive loss

Cancellation of marketable securities		-	(15,660)
Foreign currency translation adjustment		(2,487)	(7,744)
Comprehensive income		$322,211	$270,023

Comprehensive income attributable to:
Owners of the company		304,560	271,265
Non-controlling interests		17,651	(1,242)
		$322,211	$270,023

Weighted average number of shares of Common Stock:
Basic	10	3,436,387	1,729,624
Diluted	10	3,522,331	1,729,888

Basic earnings per share	10	$0.0894	$0.1696
Diluted earnings per share	10	$0.0896	$0.1696

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

		Number of				Additional	Accumulated			Non-	Total
		Preferred	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated		controlling	Shareholders’
	Note	Shares	Shares	Shares	Amount	Capital	Loss	Profit/(Deficit)	Total	interest	Equity/(Deficit)
Balances at December 31, 2016 (pre-split)		-	$-	166,795,807	$166,796	$8,423,641	$15,660	$799,487	$9,405,584	$-	$9,405,584
Reverse split of common shares 100 to 1				(165,128,355)	(165,209)	165,209	-	-	-	-	-
Balances at December 31, 2016 (post-split)		-	$-	1,667,452	$1,587	$8,588,850	$15,660	$799,487	$9,405,584	$-	$9,405,584
Issuance of Series A Preferred Shares	5	100	10,000	-	-	-	-	-	10,000	-	10,000
Reclassification of derivative liability upon conversion of convertible note		-	-	-	-	65,499	-	-	65,499	-	65,499
Common stock issued for convertible notes	5	-	-	1,410,000	1,411	156,589	-	-	158,000	-	158,000
Common stock issued for consulting services	5	-	-	100,000	100	299,900	-	-	300,000	-	300,000
Cancellation of marketable securities	5	-	-	-	-	-	(15,660)	-	(15,660)	-	(15,660)
Amounts due from related party classified under APIC	5	-	-	-	-	(10,000)	-	-	(10,000)	-	(10,000)
Foreign currency translation adjustment		-	-	-	-	-	(7,744)	-	(7,744)	-	(7,744)
Beginning deficit balance of Petrogress (Hellas) Co. consolidated as of January 1, 2017	1	-	-	-	-	-	-	(85,333)	(85,333)	-	(85,333)
Acquisition of Petrogres Africa Ltd.	6	-	-	-	-	-	-	-	-	100,000	100,000
Net income		-	-	-	-	-	-	294,669	294,669	(1,242)	293,427
Balances at December 31, 2017		100	$10,000	3, 177,452	$3,098	$9,100,838	$(7,744)	$1,008,823	$10,115,015	$98,758	$10,213,773
Common stock issued for payment of accrued wages	5	-	-	76,614	77	209,923	-		210,000	-	210,000
Common stock issued to settle liabilities	5	-	-	190,705	191	457,501	-	-	457,692	-	457,692
Cancellation of common stock issued for services	5	-	-	-	-	(146,767)	-	-	(146,767)	-	(146,767)
Common stock issued for board advisory services	5	-	-	800	80	1,416	-	-	1,496	-	1,496
Common stock issued for accrued interest of LOC	5	-	-	382,841	383	-	-	-	383	-	383
Foreign currency translation adjustment		-	-	-	-	-	(2,487)	-	(2,487)	-	(2,487)
Elimination of Petrogress Africa Ltd apic/due from shareholders	6	-	-	-	-	(87,750)	-	-	(87,750)	(12,250)	(100,000)
Net income		-	-	-	-	-	-	307,047	307,047	17,651	324,698
Balances at December 31, 2018		100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1, 315,870	$10,854,629	$104,159	$10,958,788

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Note	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$324,698	$293,427
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3	927,597	918,166
Provision for losses on accounts receivable	7	344,466	395,413
Write offs on accounts receivable	7	-	326,724
Write off of marketable securities		-	5,280
Share-based compensation expense		1,496	-
Gain on convertible promissory notes settlement		(12,835)	(1,390)
Loss on settlement of loan facility from related party		160,192	-
Shares of common stock issued for services	5	-	300,000
Changes in working capital:
- Increase in Accounts receivable, net		(615,014)	(2,803,354)
- Increase in Claims receivable, net		(547,600)	-
- Increase in Inventories		(245,635)	(171,500)
- Decrease / (increase) in Prepaid expenses and other current assets		(968,420)	34,464
- Decrease in Security deposits		-	1,202
Increase / (decrease) in:
- Increase / (decrease) in Accounts payable and accrued expenses		(34,513)	1,100,419
- Increase in Amounts due to related party		165,611	266,153
- Increase in Accrued Interest		12,323	16,364
- Decrease in security deposit		(3,065)	-
- Decrease in deferred charges, net		(26,750)	-
Net cash provided by operating activities		(517,449)	681,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Vessels and other equipment	3	(96,553)	(179,313)
Cash transferred upon acquisition under common control		-	33,553
Net cash used in investing activities		(96,553)	(145,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party		126,500	275,000
Repayment of convertible note payable		-	(26,767)
Net cash provided by financing activities		126,500	248,233

Effect of exchange rate changes on cash		(2,487)	5,075

Net increase / (decrease) in cash and cash equivalents		(489,989)	788,916

Cash and cash equivalents, Beginning of the Year		1,150,999	362,083

Cash and cash equivalents, End of the Year		$661,010	$1,150,999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes	$-	$55,900
Non-cash investing and financing activities:
Reclassification of derivative liability upon repayment of convertible debt	$-	$65,499
Series A Preference Shares issued to related party	$-	$10,000
Common stock issued for settlement of notes and interest payable	$297,500	$158,000
Common stock issued for settlement of accrued wages	$210,000	$-
Common stock issued for payment of accrued interest	$383	$-
Cancellation sale marketable securities	$-	$15,660
Acquisition under common control	$-	$900,000

The accompanying footnotes are an integral part of these consolidated financial statements.

PETROGRESS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce") and was formed for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios, a Greek citizen. Under the terms of the SEA, 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.

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

On February 28, 2018 Petrogres Co. Limited entered into a Partnership Agreement (the "Platon Partnership Agreement") creating an equal partnership between Petrogres Co. Limited and Platon Gas Oil Ghana Limited ("PGO"), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed on an annual basis and pursuant its terms, PGL will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogres Co. Limited and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between Petrogres Co. Limited and PGO.

Petronav Carriers LLC, was formed in Delaware on April 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport the Company’s petroleum products to various countries in West Africa.

Effective as of July 13, 2018, Petronav Carriers LLC, changed its domicile from Delaware to the Republic of the Marshall Islands for tax purposes. Petronav Carriers manages our fleet from its business office at Piraeus, Greece.

Petrogress Int’l LLC, is a Delaware limited liability company, acquired by the Company in September 2017, serves as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy corporation.

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

In October 2017, through Petrogress Int’l LLC, the Company formed PG Cypyard& Offshore Service Terminal Ltd., to obtain a long-term lease from Cyprus Port Authorities (CPA) for Vassiliko energy port. The project is ongoing and we are in close negotiations with CPA.

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

On November 28, 2018, Petrogress Int’l LLC, executed another Partnership agreement with a Ghanaian filling stations company Deliman Oil Ltd., who operates 45 gas stations in Ghana. Both companies will cooperate in reconstruction of a number of gas stations as equally partners.

Petrogress Oil & Gas Energy Inc., was a Texas corporation, incorporated in December 2015 for the purpose of identifying and acquiring suitable interests in oil fields in Texas. On December 2018 the company was dissolved and terminated.

Petrogres Africa Co. Ltd, is a Ghanaian entity. As noted above, effective September 30, 2017, Petrogress Int'l LLC purchased from Christos Traios, 90% of the issued and outstanding shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited Company. The acquisition is accounted as an acquisition under common control and the net assets acquired were recorder at the transferor’s historical cost basis. PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit. PGAF is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana's Tano Basin offshore oil fields in the Gulf of Guinea.

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

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Marshall Islands)

Petrogress Int'l LLC (Delaware)

Petrogres Africa Co. Limited (Ghanaian) (Ghana; 90%-owned)

For the year ended December 31, 2017, the Company consolidated the Financial Statements of Petrogres (Hellas) Co. Petrogres (Hellas) Co. is the branch of Petrogres Co. Limited, situated in Piraeus Greece. It was established in March 2015 and has had minimal operations in relation to Petrogress Inc. group of companies. It employs 8 full time employees and the only source of income is an agency fee it charges to Petrogres Co. limited. Petrogres (Hellas) Co uses euro as its operational and functional currency and the Company has decided to use the current rate method to translate Petrogres (Hellas) Co financial statements, in line with the provisions of ASC 830. The recording of this consolidation was immaterial to the January 1, 2017 retained earnings balance and there was not any material impact to any prior periods.

Reclassifications

During the year ended December 31, 2017, we adjusted the classification of Company’s expenses in order to improve the presentation of the Financial Statements and the level of information users obtain. We included in our Cost of Goods Sold the following categories of expenses: Oil purchase costs, Shipping and handling costs and Direct vessels operating expenses.

Oil purchase costs include the costs for purchasing the gas and crude oil that the Company then resells through its subsidiary Petrogres Co. limited.

Shipping and handling costs include all the costs necessary to ship/transport our commodities to the possession of the final customer. Most significant items in this category of expenses are crew wages, bunkers and port expenses.

Direct vessels operating expenses include all the expenses necessary to maintain the Company’s fleet in a proper condition in order to be able to serve the Company and its final customers. These expenses mainly consist of maintenance and repairs expenses, provisions and management expenses.

In order to better reflect the operations of the Company and also improve the presentation of specific material transactions, we established the following categories of expenses that are depicted in the Consolidated Statements of Comprehensive Income: Corporate expenses, Provisions for losses on accounts receivable, and Write offs of accounts receivable.

Corporate expenses mainly include the expenses incurred by Petrogress, Inc. which is the listed company of our group in order to comply with all the regulatory requirements of a public company. These include compensation of Christos Traios, our President, Chief Executive Officer and sole Director, Consultants and professional services namely legal and audit fees, transfer agent and travel expenses of Mr. Traios to the New York office of the Company.

The nature of expenses included in Provisions for losses on accounts receivable, and Write offs of accounts receivable is readily determinable.

Finally, we renamed General and administrative expenses to Selling, general and administrative expenses to better reflect the items included therein, mainly being consulting & professional fees & personnel related expenses of Petrogres Co. Limited, insurance expenses of the vessels, office expenses and office rents.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Petrogress Oil & Gas Energy, Inc. (Texas)

Petronav Carriers LLC (Marshall Islands)

Petrogress Int'l LLC (Delaware)

Petrogres Africa Co. Limited (Ghanaian) (Ghana; 90%-owned)

Emerging Growth Company

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, known as the “JOBS Act.” Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2018, approximately $456,000 of the Company’s cash balances were in excess of deposit coverages provided in each of the countries in which its cash is maintained.

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

For the year ended December 31, 2018 and 2017, we recorded an allowance for doubtful accounts of $344,466 and $395,413 respectively. This allowance was charged against trade receivables from specific customers as management estimated there is a probability that these balances would not be recovered by the Company in their entirety. This allowance is presented in the designated line on the Statements of Comprehensive Income.

For the year ended December 31, 2018, no other receivable balances were written off, while for the year ended December 31, 2017, we wrote off balances of other receivables equal to $326,724, as management estimated there was a very remote probability these balances could be recovered. The amount of write-off is presented in the designated line on the Statements of Comprehensive Income.

Inventories

The Company's inventories consist primarily of purchased crude oil for re-sale and gas oil in transit on a marine vessel at the respective balance sheet date, and both are valued at the purchased cost or market using the mark-to-market method of valuation.

	Year ended December 31,
	2018	2017
Crude oil	279,196	49,676
Gas oil	137,939	121,824
Totals	417,135	171,500

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

The company had U.S. federal and state Net Operating Loss Carryforwards of $1,379,119 and $718,616 for periods ended December 31, 2018 and December 31, 2017 respectively. The company had deferred tax assets primarily related to these Net Operating Losses of $434,639 and $344,936 as of the periods ended December 31, 2018 and December 31, 2017 respectively. Company management does not expect to realize the Deferred Tax Assets and has provided a full valuation allowance of $434,639 and $344,936 for the periods ending December 31, 2018 and December31, 2017, resulting in fully valued deferred tax assets for the periods ended December 31, 2018 and December 31, 2017 respectively. The deferred tax assets and related valuation allowances primarily relate to these net operating loss carryforwards and no other transactions or events contributed significantly to the creation of the Net operating Losses and deferred tax assets that, in the judgment of management, are not more-likely-than-not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

As of December 31, 2018, the basic and dilutive weighted average number of shares of Common Stock of the Company is 3,436,387 and 3,522,331 respectively.

As of December 31, 2017, the basic and dilutive weighted average number of shares of Common Stock of the Company was 1,729,624 and 1,729,888 respectively.

As of December 31, 2018 and 2017, the Company has 85,944 and 264 shares of Common Stock respectively, which could be deemed to be dilutive and are included in the calculation of dilutive earnings per share.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s consolidated statements of operations and consolidated balance sheets.

Net sales for the years ended December 31, 2018 and 2017 were comprised of the following:

	Year ended December 31,
	2018	2017
Crude oil net sales	7,558,462	6,539,346
Gas oil net sales	1,424,000	1,997,660
Other	44,500	626,350
Totals	9,026,962	9,163,356

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt.

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments should be applied prospectively as of the beginning of the period of adoption. We did not consider early adoption and are currently assessing the impact that this standard will have on our consolidated financial statements.

NOTE 3: VESSELS AND OTHER FIXED ASSETS, NET

Fixed assets consisted of the following as of December 31, 2018 and 2017:

	Vessels	Furniture & equipment	Total
Cost
Balance at December 31, 2016	$9,999,380	$87,015	$10,086,395
Additions	172,550	6,763	179,313
Disposals	-	(483)	(483)
Balance at December 31, 2017	$10,171,930	$93,295	$10,265,225
Additions	-	96,553	96,553
Disposals	-	-	-
Balance at December 31, 2018	$10,171,930	$189,848	$10,361,778
Accumulated depreciation
Balance at December 31, 2016	$(4,005,290)	$(59,820)	$(4,065,110)
Depreciation for the period	(902,903)	(15,263)	(918,166)
Balance at December 31, 2017	$(4,908,193)	$(75,083)	$(4,983,276)
Depreciation for the period	(909,590)	(18,006)	(927,596)
Balance at December 31, 2018	$(5,817,783)	$(93,089)	$(5,910,872)
Vessels and other fixed assets, net - December 31, 2017	$5,263,737	$18,212	$5,281,949
Vessels and other fixed assets, net - December 31, 2018	$4,354,147	$96,759	$4,450,906

Depreciation expense of $927,596 and $918,166 was recorded for the years ended December 31, 2018 and 2017, respectively.

NOTE 4: CONCENTRATION OF SALES AND CREDIT RISK

Sales and Accounts Receivable

The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the years ended December 31, 2018 and 2017 and the accounts receivable balance as of December 31, 2018:

			Accounts receivable balance as of
Customer	% Sales 2018	% Sales 2017	December 31, 2018
A	87%	*	2,991,220
B	9%	*	780,000
C	*	66%	300,081
D	*	11%	262,500

None of the balances listed in the table above has become overdue as of April 12, 2019. Amounts indicated with an * denote amounts less than 10%.

NOTE 5: SHAREHOLDERS’ EQUITY

Common stock

On September 12, 2017, the Company issued 12,000 shares of Common Stock to Mammoth upon the conversion of $18,120. This transaction and a cash payment of $26,767 on August 30, 2017, settled in full the Mammoth debt.

On October 20, 2017, the Company issued 10,000,000 (10,000 post-split) shares of Common Stock to Charles L. Stidham as compensation for past and future services under the terms of the agreement described in Note 5 above. The share consideration and the agreement with Mr. Stidham were disclosed in a Form S-8 registration statement effective September 22, 2017.

On December 21, 2017, the Company issued 139,880 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director as settlement of the 8% Convertible Promissory Note signed on May 12, 2017 for a capital of $134,600 along with the respective interest accrued as of this date.

On June 18, 2018, the Company terminated its agreement with Mr. Stidham for non-performance and Mr. Stidham agreed to return 5,000,000 shares (which amount was reduced to 50,000 to reflect the reverse stock split that took effect on July 18, 2018) of Common Stock issued to him for cancellation by the Company in connection with the early termination.

On January 12, 2018, the Company issued 2,903,225 shares (29,032 post-split) of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. as of December 31, 2017.

On February 23, 2018 the Company issued 4,758,128 shares (47,582 post-split) of Common Stock to Mr. Traios for the settlement of wages due equal to $120,000 that had been incurred by the parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares (190,705 post-split) of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director in settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Mr. Traios had provided to Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had advanced to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively. The Company recognized a loss of $160,192 upon settlement of these loans.

The Company entered into two separate Advisory Board Member Agreements each dated October 1, 2017 with Dr. Demetrios Z Pierides, PhD. and Dr. Christine Warnke, PhD. Pursuant to the terms of the Pierides and Warnke Advisory Board Member Agreements, the Company is obligated to issue to Dr. Pierides and Dr.Warnke shares of Common Stock, as compensation for services rendered thereunder. Accordingly, on June 7, 2018 the Company issued 20,000 and 60,000 shares (200 and 600 post-split) of Common Stock, respectively, to Dr. Pierides and Dr. Warnke, as compensation under the Pierides and Warnke Advisory Board Member Agreements, which shares of Common Stock were deemed upon issuance, fully paid and non-assessable.

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

The Amendment and reverse stock split have been recognized retroactively as of January 1, 2017. Shares of common stock outstanding as of December 31, 2017 has been adjusted from 317,875,807 to 3,178,452. Common Stock as of December 31, 2017 has been adjusted from $317,876 to $3,098. Additional Paid-In Capital as of December 31, 2017 has been adjusted from $8,786,060 to $9,100,838.

On December 5, 2018, the Company issued 382,841 shares of Common Stock to Mr. Traios for the payment of accrued interest of $383.

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

NOTE 6: RELATED PARTY TRANSACTIONS

Officer’s compensation

During the year ended December 31, 2018, Petrogress, Inc. and Petrogres Co. Limited accrued wages to Mr. Traios equal to $80,000 and $120,000 respectively. The total amount accrued is $200,000 and is classified to Corporate expenses in the Consolidated Statements of Comprehensive Income. Of these wages, Mr. Traios was repaid $44,867 in relation to the wages due to him by Petrogres Co. Limited.

During the year ended December 31, 2018, $90,000 of the accrued wages amount for 2016 and $120,000 of the accrued wages amount for 2017 was converted into shares of the Company’s Common Stock.

During the year ended December 31, 2017, Petrogress, Inc. and Petrogres Co. Limited accrued wages to Mr. Traios equal to $120,000 and 150,000 respectively. The total amount accrued is $270,000 and is classified to Corporate expenses in the Consolidated Statements of Comprehensive Income. Of these wages, Mr. Traios was repaid $21,695 in relation to the wages due to him by Petrogres Co. Limited.

Revolving Line of Credit

During the year ended December 31, 2018, Christos Traios provided finance to the Company of $126,500, under the terms of the LOC Note, signed by and between Mr. Traios and Petrogress, Inc. on July 13, 2017.

During the year ended December 31, 2017, the respective finance provided by Christos Traios to the Company was $275,000. The Agreement terminated by Mr. Traios on October 31st, 2018. As such, no further advances will be made under the Credit Agreement and existing advances in principal under the Line of Credit Note will become due upon the current maturity date, July 13, 2019.

On February 23, 2018, the Company issued 190,705 shares of Common Stock to Christos Traios, our President, Chief Executive Officer and sole Director in settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Mr. Traios had provided to parent company Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had advanced to Petrogress Int'l LLC and Petrogress Oil & Gas Energy Inc., respectively. The Company recognized a loss of $160,192 upon settlement of these loans.

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances have been made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note will become due upon the current maturity date, July 13, 2019.

The table below presents the movement of the Loan facility from related party during the year ended December 31, 2018:

February 29, 2016	$-
Advances made by Christos Traios	157,000
Balance December 31, 2016	$157,000
New amounts lent to the Company by Christos Traios	275,000
Amount converted to 8% Convertible Promissory Note signed May 12, 2017	(134,600)
Balance December 31, 2017	$297,400
New amounts lent to the Company by Christos Traios	126,500
Amount converted to common shares signed February 23, 2018	(275,000)
Balance December 31, 2018	$148,900

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

Mr. Traios initially acquired 90% of PGAF shares at their par value for a consideration of $900,000, on August 17, 2017. The Company has accounted for the purchase of shares of PGAF as a business acquisition under common control and as such, the assets have been transferred at carrying costs as of the date of acquisition, and the activity of the acquired entity has been combined as of the date common control as established in line with the provisions of ASC 805-50-25-2, on August17, 2017.  The Company has evaluated the consideration in excess of net assets and the entire difference has been allocated to goodwill.

Partnership Agreement with Platon Gas Oil Ghana Ltd

On February 28, 2018, Petrogres Co. Limited entered into the Platon Partnership Agreement (PPA) creating an equal partnership between PGL and Platon Gas Oil Ghana Limited, which owns an oil refinery and serves as an oil refinery of crude oil and various petroleum products based in Ghana. The PPA is intended to be renewed by both PGL & PGO on an annual basis and pursuant its terms, PGL will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. The storage capacity is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. PGL and PGO both are planning to invest additional funds to upgrade the processing monthly capacity into refined products of Gas Oil, Naphtha, and fuel in view of the high local demand. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both PGL and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between PGL and PGO. As of the date of the PPA execution, PGL has cease any other sales of crude to third customers in West Africa.

The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company. During the year ended December 31, 2018, the Company recognized revenues totaling $7,877,962 from sales of crude oil to PGO, identified as customer A in Note 4. These revenues are not subject to the collaborative arrangement and are those solely of the Company. No other costs related to the collaborative arrangement have been incurred directly by the Company and a formal accounting to determine profit or loss has not yet occurred.

Other Non-Interest Bearing Advances

The table below presents the movement of the amounts due to Christos Traios during the year ended December 31, 2018:

Amounts due to related party December 31, 2017	$1,243,753
Wages paid to Christos Traios in shares of Common Stock of Petrogress Inc.	$(210,000)
Wages accrued to Christos Traios	$200,000
Amount due to Christos Traios from Petrogress Int'l LLC and Petrogress Oil & Gas Inc. converted into Shares of Common Stock of Petrogress Inc.	$(22,500)
Wages paid to Christos Traios in cash	$(34,390)
Amounts due to related party December 31, 2018	$1,176,863

NOTE 7: ACCOUNTS RECEIVABLE, NET

The table below sets forth Accounts Receivable, net of the Company for the years ended December 31, 2018 and December 31, 2017:

	Year ended December 31,
	2018	2017
Trade receivables	5,092,860	4,904,298
Less: Provision for doubtful accounts	(344,466)	(395,413)
Trade receivables, net	4,748,394	4,508,885
Other receivables	31,038	-
Accounts receivable, net	4,779,432	4,508,885

During the year ended December 31, 2018, the Company reclassified balances of $547,600 from Accounts receivable, net to Claims receivable, net.

During the years ended December 31, 2018 and 2017, the Company recognized a provision for doubtful accounts of $344,466 and $395,413 respectively, for trade receivables from specific customers that were deemed doubtful as to their recoverability. This provision is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein.

During the year ended December 31, 2017, the Company wrote off Accounts receivables balances of $326,724 as management estimated they were not recoverable. The foregoing expense is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein. No Accounts receivable balances were written off for the year ended December 31, 2018. This amount was included in Selling, general and administrative expenses in the filed Financial Statements for the year ended. The Company reclassified this amount and is now included in its designated line in the Consolidated Statements of Comprehensive Income in order to comply with current year presentations.

NOTE 8: LOAN FACILITY FROM RELATED PARTY

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

In consideration of Lender's extending the Credit Line to the Company, the Company agreed to issue to Mr. Traios a Warrant (the "Warrant") to purchase 15,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a period of five years. The Warrant will provide for cashless exercise privileges, and be transferrable or assignable at the Holder’s option, with the Company’s approval. The warrant was not issued as of December 31, 2017 and was subsequently cancelled, and therefore has not been given any accounting treatment.

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note will become due upon the current Maturity Date, July 13, 2019.

Advances from Christos Traios from inception, including activity on the LOC Note, are as follows:

February 29, 2016	$-
Advances made by Christos Traios	157,000
Balance December 31, 2016	$157,000
New amounts lent to the Company by Christos Traios	275,000
Amount converted to 8% Convertible Promissory Note signed May 12, 2017	(134,600)
Balance December 31, 2017	$297,400
New amounts lent to the Company by Christos Traios	126,500
Amount converted to common shares signed February 23, 2018	(275,000)
Balance December 31, 2018	$148,900

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following items for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Service providers	664,344	113,333
Wages & salaries payable	60,351	62,868
Oil providers	501,536	1,068,714
Providers of lubricants	39,221	55,050
Totals	$1,265,452	$1,299,965

NOTE 10: EARNINGS PER SHARE

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

The table below presents the Earnings per Share calculations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Net income attributable to common shareholders	$307,047	$294,669
Denominator for basic net income per share - weighted average shares	3,436,387	1,729,624
Conversion of accrued interest on debt held by related party	85,944	264
Denominator for diluted net income per share	3,522,331	1,729,888
Basic net earnings per share	$0.0894	$0.1696
Diluted net earnings per share	$0.0896	$0.1696

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Lease Agreements

The Company leases office space in Piraeus, Greece for monthly rent of €2,500 (approximately $2,863 at December 31, 2018). This lease expires on January 31, 2020. This office space is deemed adequate for Company’s current operations.

The Company leases office space in Tema, Ghana for monthly rent of GHS1,350 (approximately $300 at December 31, 2018). This lease expired on January 31, 2019. The Company leased a new office space in Tema, Ghana for a monthly rent of $600. This lease expires on February 2, 2021.

The Company leases a corporate apartment in New York City, to be used by Christos Traios, the Company’s President, Chief Executive Officer and sole Director. Mr. Traios spends approximately 35% of the time he devotes to the conduct of business in New York. The monthly lease is for $3,200 and expires on July 31, 2019.

The Company leased a New York office space which is utilized for administrative purposes. The monthly lease was for $2,800 and was terminated on August 31, 2018.

The following rent payments will be undertaken if the Company decides to renew the leases depicted above, for an aggregate period of 5 years from the end of the reporting period:

Twelve months ending December 31,	Amount
2019	79,356
2020	79,956
2021	79,956
2022	79,956
2023	79,956
Total	$399,180

NOTE 12: SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2019, which is the date the financial statements were available for issuance.

On March 6, 2019, the Company entered into an Exclusive Distribution Agreement with Dana Lubricants Factory LLC (“Dana Lubes”), a United Arab Emirates based lubricant oil manufacturer, according to which, Petrogress Int’l LLC is designated as the exclusive agent for distribution of products manufactured and branded by Dana Lubes throughout western Africa.