Form 10-Q
period 2019-03-31
PETROGRESS, INC
filed 2019-05-15
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of May 15, 2019 was 3,874,808.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. As of March 31, 2019, our significant subsidiaries were Petrogres Co. Limited, Petronav Carriers LLC, Petrogress Int’l LLC and Petrogres Africa Co. Limited.

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

Part I - Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	1,252,785	661,010
Accounts receivable, net of allowance for doubtful accounts of $0 and $344,466 as of March 31, 2019 and December 31, 2018, respectively	5,123,752	4,779,432
Claims receivable, net	547,600	547,600
Inventories	1,218,524	417,135
Prepaid expenses and other current assets	1,066,448	1,765,276
Total current assets	9,209,109	8,170,453
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	4,267,066	4,450,906
Deferred charges, net	20,061	26,750
Security deposit	10,584	10,638
Total non-current assets	5,197,711	5,388,294
Total Assets	14,406,820	13,558,747

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,931,982	1,265,452
Due to related party	1,213,297	1,176,863
Loan facility from related party	148,900	148,900
Accrued Interest	8,594	8,744
Total current liabilities	3,302,773	2,599,959
Total liabilities	3,302,773	2,599,959

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 100 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	10,000	10,000
Preferred shares (undesignated), $0.001 par value, 999,900 shares authorized, 0 shares and 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,828,412 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,829	3,829
Additional paid-in capital	9,535,161	9,535,161
Accumulated comprehensive loss	(10,231)	(10,231)
Retained earnings	1,466,362	1,315,870
Equity attributable to Shareholders of the Company	11,005,121	10,854,629
Non-controlling interests	98,926	104,159
Total liabilities and shareholders' equity	14,406,820	13,558,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Revenues	$2,122,678	$2,565,264
Costs of goods sold	(1,165,752)	(1,406,537)

Gross profit	956,926	1,158,727

Operating expenses:
Corporate expenses	(5,063)	(300,138)
Selling, general and administrative expenses	(549,559)	(541,313)
Depreciation expense	(197,280)	(227,619)
Total operating expenses	(751,902)	(1,069,070)

Operating income before other expenses and income taxes	205,024	89,657

Other income/ (expense), net:
Interest and finance expenses	(12,363)	(1,427)
Other income / (expense), net	(47,402)	25,614
Total other income/ (expense), net	(59,765)	24,187

Income before income taxes	145,259	113,844

Income tax expense	-	-

Net income	$145,259	$113,844

Net income attributable to:
Shareholders of the company	150,492	120,480
Non-controlling interests	(5,233)	(6,636)
	$145,259	$113,844

Other comprehensive income/ (loss)

Foreign currency translation adjustment	-	724

Comprehensive income	$145,259	$114,568

Comprehensive income attributable to:
Shareholders of the company	150,492	121,204
Non-controlling interests	(5,233)	(6,636)
	$145,259	$114,568

Weighted average number of shares of Common Stock:
Basic	3,828,412	3,299,234
Diluted	3,828,412	5,293,239

Basic earnings per share	0.04	0.03
Diluted earnings per share	0.04	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petrogress, INC. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional	Accumulated			Non-	Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained		controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total	interest	Equity
Balances at December 31, 2017	100	$10,000	3,177,452	$3,098	$9,100,838	$(7,744)	$1,008,823	$10,115,015	$98,758	$10,213,773
Common stock issued for convertible notes	-	-	76,614	77	209,923	-	-	210,000	-	210,000
Common stock issued to settle liabilities	-	-	190,705	191	457,501	-	-	457,692	-	457,692
Cancellation of common stock issued for services	-	-	-	-	(146,767)	-	-	(146,767)	-	(146,767)
Common stock issued for board advisory services	-	-	800	80	1,416	-	-	1,496	-	1,496
Common stock issued for accrued interest of LOC	-	-	382,841	383	-	-	-	383	-	383
Foreign currency translation adjustment	-	-	-	-	-	(2,487)	-	(2,487)	-	(2,487)
Elimination of Petrogress Africa Ltd apic/due from shareholders	-	-	-	-	(87,750)	-	-	(87,750)	(12,250)	(100,000)
Net income	-	-	-	-	-	-	307,047	307,047	17,651	324,698
Balances at December 31, 2018	100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1,315,870	$10,854,629	$104,159	$10,958,788
Net income	-	-	-	-	-	-	150,492	150,492	(5,233)	145,259
Balances at March 31, 2019	100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1,466,362	11,005,121	98,926	$11,104,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,259	$113,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	197,280	227,619
Change in Fair value of share-based payments issued for services	-	153,178
Gain on settlement of convertible promissory notes	-	(12,835)
Changes in working capital:
- (Increase)/ decrease in Accounts receivable, net	(344,320)	(1,632,138)
- (Increase)/ decrease in Inventories	(801,389)	(1,876)
- Amounts due from related party	-	58,529
- (Increase)/ decrease in Prepaid expenses and other current assets	705,517	(102,146)
- (Increase)/ decrease in Security deposit	54	-
Increase/(decrease) in:
- Increase/ (decrease) in Accounts payable and accrued expenses	666,530	562,692
- Increase/ (decrease) in Amounts due to related party	36,434	-
- Increase/ (decrease) in Accrued Interest	(150)	3,196
Net cash provided by/ (used in) operating activities	605,215	(629,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(13,440)	(84,600)
Acquisition of subsidiary	-	-
Net cash used in investing activities	(13,440)	(84,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party	-	63,000
Net cash provided by/ (used in) financing activities	-	63,000

Effect of exchange rate changes on cash	-	724

Net (decrease)/ increase in cash and cash equivalents	591,775	(650,813)

Cash and cash equivalents, Beginning of Period	661,010	1,150,999

Cash and cash equivalents, End of Period	$1,252,785	$500,186

Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for settlement of notes and interest payable	$-	$297,500
Common stock issued for settlement of services	$-	$210,000

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

The Company operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its wholly-owned and majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of our affiliated tanker fleet, currently consisting of four vessels; Petrogress Int’l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana. including a 90% interest in Petrogres Africa Co. Limited, which attends to and services our tanker fleet in Ghana.

The accompanying unaudited condensed interim consolidated financial statements (the "Interim Statements") have been prepared pursuant to the rules and regulations for reporting on Securities and Exchange Commission (the "SEC") Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The Interim Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 12, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

The Company's management team operates from its principal offices located in Piraeus, Greece.

Basis of Presentation

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) and has elected a year-end of December 31.

All significant intercompany transactions and accounts have been eliminated.

These interim consolidated financial statements are unaudited; however, in the opinion of our management, these statements reflect all adjustments necessary for a fair statement of the results for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These interim consolidated financial statements, including the notes, have been prepared in accordance with the rules of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation

The consolidated financial statements of the Company include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries. Our significant subsidiaries are described below.

Petrogres Co. Limited

Petrogres Co. Limited, is a Marshall Islands corporation, incorporated in 2009.

Petronav Carriers LLC

Petronav Carriers LLC, was formed in Delaware in April 2016.

Petrogress Int'l LLC

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

Accounts Receivable, net

The amount shown as accounts receivable, net at each balance sheet date includes estimated recoveries from customers and charterers for sales of oil products, hires, freight and demurrage billings, net of allowance for doubtful accounts. Accounts receivable involve risk, including the credit risk of non-payment by the customer. Accounts receivable are considered past due based on contractual and invoice terms. An estimate is made of the allowance for doubtful accounts based on a review of all outstanding amounts at each period, and an allowance is made for any accounts which management believes are not recoverable. The determination of bad debt allowances constitutes a significant estimate.

As of March 31, 2019, and December 31, 2018, 0 and $344,466 of allowances for doubtful accounts were recorded.

Inventories

The Company's inventories consist primarily of purchased crude oil for re-sale and gas oil in transit on a marine vessel at the respective balance sheet date, and both are valued at the purchased cost or market using the mark-to-market method of valuation.

Inventories	At March 31, 2019	At December 31, 2018
Crude Oil (Commodities)	$-	$279,196
Gas Oil (Bunkers on board)	127,322	137,939
Gas Oil (Commodities)	1,050,000	-
Lubricants (Commodities)	41,202	-
Total Inventories	$1,218,524	$417,135

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

We account for income taxes in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. We recognize deferred tax assets and liabilities to reflect the estimated future tax effects, calculated at the tax rate expected to be in effect at the time of realization. We record a valuation allowance related to a deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Revenue Recognition

The Company recognizes revenue for crude oil sales and gas oil sales, its primary sources of revenue, at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when, (a) control of the goods (crude oil, gas oil and other petrochemical products) is passed to its customers and (b) the vessels charter (voyages and long term) service is rendered to its independent charterers or Petrogres Co. Limited.

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

Interest rate risk is the risk that our earnings are subject to fluctuations in interest rates on either investments or on debt. We do not use derivative instruments to moderate exposure to interest rate risk, if any.

Financial risk is the risk that our earnings are subject to fluctuations in interest rates or foreign exchange rates. We do not use derivative instruments to moderate exposure to financial risk, if any.

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

Effects of Recent Accounting Pronouncements not yet adopted

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2018. We have evaluated the impact of the adoption of this standard and we do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. We have evaluated the impact on the consolidated financial statements which is immaterial.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments should be applied prospectively as of the beginning of the period of adoption. We have evaluated the impact of the adoption of this standard and we do not expect this guidance to have a significant impact on our consolidated financial statements and related disclosures.

Note 3 - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of March 31, 2019 and December 31, 2018, management is of the opinion that the Company had no significant concentrations of credit risk, except as disclosed in Note 7.

Note 4 - Vessels and other fixed assets, net

Vessels and other fixed assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

			Estimated useful
	March 31, 2019	December 31, 2018	Life (in years)
Marine vessels	$10,171,930	$10,171,930	10
Furniture and equipment	203,290	189,848	10
Accumulated depreciation	(6,108,154)	(5,910,872)
Vessels and other fixed assets, net	$4,267,066	$4,450,906

Depreciation for the three months ended March 31, 2019 and March 31, 2018, was $197,280 and $227,619, respectively.

Note 5 - Preferred stock

On July 14, 2017, Christos Traios, our President, Chief Executive Officer and sole Director approved a resolution authorizing the establishment of Series A Preferred Stock (“Series A”). The Series A Preferred Stock consists of 100 shares in total with a re-designated par value of $100 per share. The holder(s) of the Series A shares have rights as a class to a number of votes equal to two (2) times the sum of: (i) the total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the shareholders; plus (ii) the number of shares of Preferred Stock issued and outstanding of any other class that has voting rights, if any. These voting rights may be exercised for any matter requiring shareholder approval by vote or consent, and may, if required, permit a number of votes in excess of the total number of shares authorized. The holders of the Series A are not entitled to convert the Series A shares into shares of Common Stock or any other class of the Company’s stock. The Series A shares are not be entitled to dividends, but, in the event of liquidation, dissolution or winding up of the Comany, either voluntary or involuntary, the holders of the Series A shares would be entitled to receive out of the assets of the Company, prior to and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other class of preferred stock or the Common Stock, the amount of One Hundred Dollars ($100) per share, and will not be entitled to receive any portion of the remaining assets of the Company except by reason of ownership of shares of any other class of the Company’s stock. The Series A shares are not subject to redemption by the Company.

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

Note 6 - Related party transactions

Officer's compensation

During the three months ended March 31, 2019 and March 31, 2018, the Company recorded officers’ compensation of $45,000 and $60,000, respectively. For the period ended March 31, 2019, $7,129 was paid and the remaining amount was accrued and included in Amounts Due to Related Party on the Consolidated Balance Sheets as of March 31, 2019.

Revolving Line of Credit

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances have been made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note issued in connection with the Credit Agreement will become due upon the current maturity date, July 13, 2019.

The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company.

During the three months ended March 31, 2019, the Company recognized revenues totaling $1,917,178 from sales of crude oil to Platon Gas Oil Ghana Limited (“PGO”).  These revenues are not subject to the Company’s collaborative arrangement with PGO and are those solely of the Company.  No other costs related to the collaborative arrangement have been incurred directly by the Company and a formal accounting to determine profit or loss has not yet occurred.

The table below presents the movement of the amounts due to Christos Traios during the three months ended March 31, 2019:

Amounts due to related party December 31, 2018	$1,176,863
Wages accrued to Christos Traios	45,000
Wages paid to Christos Traios, in cash	(7,129)
Amount due from Christos Traios	(1,437)
Amounts due to related party March 31, 2019	$1,213,297

Note 7 - Revenue Concentrations

The Company sells to commercial customers in foreign markets. The following is a summary of customers who accounted for more than five percent (5%) of the Company’s revenues for the periods ended March 31, 2019 and 2018:

Customer	March 31, 2019	March 31, 2018
A	94%	85%
B	*	7%
C	6%	*

The following is a summary of customers who accounted for more than five percent (5%) of the Company’s accounts receivable for the periods ended March 31, 2019 and December 31, 2018:

Customer	March 31, 2019	December 31, 2018
A	61%	63%
B	15%	16%
C	6%	6%
D	5%	5%
E	5%	*

Note 8 – Subsequent Events

On April 1, 2019, Petrogress Int’l LLC and Petrogres Co. Limited entered into a merger agreement, pursuant to which Petrogres Co. Limited was merged with and into Petrogress Int’l LLC, which survived the merger. The merger became effective April 23, 2019.

As of April 24, 2019, Petrogress, Inc., Petrogress Int’l LLC and Christos P. Traios agreed on an amendment to the Securities Purchase Agreement dated effective as of September 30, 2017 between Petrogress Int’l LLC and Christos P. Traios, pursuant to which the Company purchased its interest in Petrogres Africa Company Limited. The amendment adjusts the aggregate purchase price to $900,000, which is to be paid to Mr. Traios on or before October 23, 2019. In the event that the purchase price is not paid in full by the payment date, any outstanding and unpaid amount of the purchase price is convertible at the option of Mr. Traios, in whole or in part, into shares of Common Stock at a conversion price equal to 65% of the lowest trading price during the 10 trading days. Notwithstanding the foregoing, the conversion rights are capped at 3,500,000 shares of Common Stock (as such number may be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Petrogress).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. for the purpose of marketing credit card processing services on behalf of merchant payment processing service providers. On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder, Christos Traios. 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.

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

On March 9, 2016, the Company's Board of Directors approved an amendment to the Articles of Incorporation to change the name of the Company to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer. On November 16, 2016, Petrogress filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company's domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the change of domicile. The Company's name and capitalization remained the same, and the Certificate of Incorporation and Bylaws of the Delaware corporation are the constituent documents of the surviving corporation.

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

The Company currently operates as a fully integrated international merchant of petroleum products, focused on the supply and trade of light petroleum fuel oil (LPFO), refined oil products and other petrochemical products to local refineries in West Africa and Mediterranean countries. The Company operates as a holding company and provides its services primarily through its wholly-owned and majority-owned subsidiaries: Petrogres Co. Limited, which provides management of crude oil purchases and sales; Petronav Carriers LLC, which manages day-to-day operations of our tanker fleet, currently consisting of four vessels; Petrogress Int'l LLC, which is a holding company for subsidiaries currently conducting business in Cyprus and Ghana, including a 90% interest in Petrogres Africa Co. Limited, which attends to and services our tanker fleet in Ghana.

The Company's management team operates from its principal offices located in Piraeus, Greece.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The Company has recognized revenues for the three months ended March 31, 2019 and 2018, as follows:

	Three Months Ended March 31,
	2019	2018
Crude oil net sales	$1,917,178	$2,173,264
Gas oil net sales	-	332,000
Hire-Freights	194,500	-
Other	11,000	60,000
Totals	$2,122,678	$2,565,264

Total revenues for the three months ended March 31, 2019, decreased by $442,586 or approximately 17%. The decrease in sales revenue for the three months ended March 31, 2019 resulted from the lack of sales of Gas Oil to third parties. Consequently, inventories as at March 31, 2019 and 2018 were $1,218,524 and $417,135, respectively, an increase of $801,389 or approximately 192%.

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Crude oil purchase cost	$1,165,752	$1,072,221
Gas oil purchase cost	-	294,000
Shipping expenses	-	40,316
Totals	$1,165,752	$1,406,537

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were $542,872 and $541,313, respectively.

For the three months ended March 31, 2019, the Company experienced net income of $145,259 compared to net income of $113,844 for the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of $1,252,785 and $661,010, with corresponding working capital of $5,906,336 and $5,570,494, respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance.

Since the reverse acquisition of Petrogres Co. Limited on February 29, 2016, the Company's principal sources of cash are (a) net cash provided from operating subsidiaries activities, which includes the sale and shipment of petroleum products, and (b) cash contributed to the Company by Christos Traios, our President, Chief Executive Officer, sole Director and controlling stockholder.

Management continues to seek the necessary financing for the expansion of Company's operations. Additional funding is expected to be generated through equity financing from the sale of common stock and/or the issuance of debt. If the Company is successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. Management does not currently have any outside financing arranged and cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock or debt on acceptable terms to fund our plans to expand the Company's operations.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our Chief Executive Officer and Evangelos Makris, our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of March 31, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Agreement and Plan of Merger dated April 1, 2019 between Petrogress Int’l LLC and Petrogres Co. Limited*
10.2	Securities Purchase Agreement dated effective as of September 30, 2017 between Christos P. Traios and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 2, 2017)
10.3	Amendment to Securities Purchase Agreement dated effective as of April 24, 2019 among Christos P. Traios, Petrogress, Inc., and Petrogress Int’l LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2019	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1	Agreement and Plan of Merger dated April 1, 2019 between Petrogress Int’l LLC and Petrogres Co. Limited*
10.1	Securities Purchase Agreement dated effective as of September 30, 2017 between Christos P. Traios and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 2, 2017)
10.3	Amendment to Securities Purchase Agreement dated effective as of April 24, 2019 among Christos P. Traios, Petrogress, Inc., and Petrogress Int’l LLC*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Secti on 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith