Form 10-Q
period 2019-06-30
PETROGRESS, INC
filed 2019-08-13
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________________________________________ to _____________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of August 13, 2019 was 3,874,808.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. Our significant subsidiaries are “Petronav Carriers LLC,” “Petrogress Int’l LLC.” and “Petrogres Africa Co. Limited”.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

This quarterly report of Petrogress Corporation contains forward-looking statements relating to Petrogress operations that are based on management’s current expectations, estimates and projections about the petroleum, chemicals, transactions, vessels and other energy-related industries. All statements in this Report that are not representations of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and subject to the safe-harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words or phrases such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “forecasts,” “projects,” “believes,” “seeks,” “schedules,” “estimates,” “positions,” “pursues,” “may,” “could,” “should,” “budgets,” “outlook,” “trends,” “guidance,” “focus,” “on schedule,” “on track,” “is slated,” “goals,” “objectives,” “strategies,” “opportunities” and similar expressions are intended to identify such forward-looking statements.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry;

In addition to these assumptions and matters discussed elsewhere herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include:

●	general market conditions, including conditions in the shipping or the marine industries;
●	our future operating or financial results;
●	the availability of financing and refinancing;
●	material disruptions in the availability or supply of crude oil or refined petroleum products;
●	our future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating and maintenance expenses;
●	our ability to successfully identify, consummate, integrate, and realize the expected benefits from acquisitions;
●	our ability to maintain our business in light of our proposed business and location expansion;
●	planned capital expenditures and availability of capital resources to fund capital expenditures;
●	the outcome of legal, tax or regulatory proceedings to which we may become a party;
●	our ability to attract and retain our key suppliers and key customers;
●	our contracts and licenses with governmental entities remaining in full force and effect;
●	increased levels of competition within our industry;
●	our ability to collect accounts receivable;
●	corruption, piracy, militant activities, political instability, terrorism, and ethnic unrest in locations where we may operate;
●	the failure of counterparties to fully perform their contracts with us;
●	our levels of operating and maintenance costs;
●	other important factors described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

These factors and the other risks described in this report are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. These forward-looking statements do not guaranty our future performance, and actual results and developments may vary materially from those projected in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation, and specifically decline any obligation, except as required by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

Revenues	$2,526,678	$4,827,154	$404,000	$2,261,890
Costs of goods sold	(1,446,954)	(2,689,061)	(281,202)	(1,282,524)
Gross profit	1,079,724	2,138,093	122,798	979,366

Operating expenses:
Corporate expenses	$(83,611)	$(398,782)	$(78,548)	$(98,644)
Operating expenses of commodities trade	(178,931)	(179,510)	(85,805)	(35,408)
Fleet operating expenses	(380,118)	(187,343)	(122,399)	(67,946)
General and administrative expenses	(318,514)	(426,891)	(126,487)	(149,077)
Amortization expense	(6,687)	-	-	-
Depreciation expense	(428,048)	(458,680)	(230,768)	(231,061)
Total operating expenses	(1,395,909)	(1,651,206)	(644,007)	(582,136)
Operating income/ (loss) before other expenses and income taxes	(316,185)	486,887	(521,209)	397,230
Other income/ (expense), net:
Interest and finance expenses	(15,493)	(1,427)	(3,130)	-
Loss on settlement of loan facility from related party	-	-	-	(160,192)
Other income / (expense), net	(538,302)	(134,354)	(490,900)	224
Other income / claims to third parties	-	-	-	-
Change in fair market value of derivative liabilities	-	-	-	-
Total other income/ (expense), net	(553,795)	(135,781)	(494,030)	(159,968)
Income before income taxes	(869,980)	351,106	(1,015,239)	237,262
Income tax expense	-	-	-	-
Net income/ (loss)	$(869,980)	$351,106	$(1,015,239)	$237,262
Net income/ (loss) attributable to:
Shareholders of the company	(861,098)	348,989	(1,011,590)	228,510
Non-controlling interests	(8,882)	2,117	(3,649)	8,752
	$(869,980)	$351,106	$(1,015,239)	$237,262

Other comprehensive income/ (loss)
Foreign currency translation adjustment	-	-	-	-
Comprehensive income/ (loss)	$(869,980)	$351,106	$(1,015,239)	$237,262
Comprehensive income/ (loss) attributable to:
Shareholders of the company	(861,098)	348,989	(1,011,590)	228,510
Non-controlling interests	(8,882)	2,117	(3,649)	8,752
	$(869,980)	$351,106	$(1,015,239)	$237,262
Weighted average number of shares of Common Stock:
Basic	3,842,916	3,373,163	3,857,162	3,446,279
Diluted	3,842,916	4,352,479	3,857,162	4,425,595
Basic earnings per share	(0.22)	0.10	(0.26)	0.07
Diluted earnings per share	(0.22)	0.08	(0.26)	0.05

The accompanying notes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$659,387	$661,010
Accounts receivable, net	4,178,058	4,779,432
Claims receivable, net	551,600	547,600
Inventories	981,063	417,135
Prepaid expenses and other current assets	1,519,480	1,765,276
Total current assets	$7,889,588	$8,170,453
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	4,036,298	4,450,906
Deferred charges, net	20,062	26,750
Security deposit	10,584	10,638
Total non-current assets	$4,966,944	$5,388,294
Total Assets	$12,856,532	$13,558,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,205,499	$1,265,452
Due to related party	1,245,839	1,176,863
Loan facility from related party	148,900	148,900
Accrued Interest	11,724	8,744
Total current liabilities	$2,611,962	$2,599,959
Total liabilities	$2,611,962	$2,599,959

Commitments and Contingencies

Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 100 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10,000	10,000
Preferred shares (undesignated), $0.001 par value, 999,900 shares authorized, 0 shares and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,874,808 and 3,828,412 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3,875	3,829
Additional paid-in capital	9,682,877	9,535,161
Accumulated comprehensive loss	(10,231)	(10,231)
Retained earnings	454,772	1,315,870
Equity attributable to Shareholders of the Company	10,141,293	10,854,629
Non-controlling interests	103,277	104,159
Total liabilities and shareholders' equity	$12,856,532	$13,558,747

 The accompanying notes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$(861,980)	$351,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	428,048	458,680
Change in Fair value of share-based payments issued for services	-	153,178
Share-based compensation expense	-	1,496
Gain/ (loss) on settlement of convertible promissory notes	46	(12,835)
Loss on settlement of loan facility from related party	-	160,192
Changes in working capital:
- (Increase)/ decrease in Accounts receivable, net	601,374	(780,048)
- (Increase) in Claims receivable, net	(4,000)	-
- (Increase) in Inventories	(563,928)	(10,608)
- (Increase)/ decrease in Prepaid expenses and other current assets	245,796	(646,833)
- (Increase)/ decrease in Security deposit	54	-
- Decrease in Deferred charges, net	6,688	-
- Increase/ (decrease) in Accounts payable and accrued expenses	87,763	(356,563)
- Increase/ (decrease) in Amounts due to related party	68,976	98,969
- Increase/ (decrease) in Accrued Interest	2,980	3,196
Net cash provided by/ (used in) operating activities	11,817	(580,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(13,440)	(88,154)
Net cash (used in) investing activities	(13,440)	(88,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan facility from related party	-	74,000
Net cash provided by financing activities	-	74,000

Effect of exchange rate changes on cash	-	-

Net (decrease) in cash and cash equivalents	(1,623)	(594,224)

Cash and cash equivalents, Beginning of Period	661,010	1,150,999

Cash and cash equivalents, End of Period	$659,387	$556,775

Cash paid for interest expense	-	-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for settlement of notes and interest payable	$21	$297,500
Common stock issued for settlement of services	$25	$210,000

The accompanying notes are an integral part of these consolidated financial statements.

Petrogress, INC. and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

		Number of Preferred	Preferred	Common Stock		Additional Paid-in	Accumulated Comprehensive	Accumulated Profit/		Non- controlling	Total Shareholders
	Note	Shares	Shares	Shares	Amount	Capital	Loss	(Deficit)	Total	interest	Equity/(Deficit)
Balances at December 31, 2017		100	$10,000	3,177,452	$3,098	$9,100,838	$(7,744)	$1,008,823	$10,115,015	$98,758	$10,213,773
Common stock issued for convertible notes		-	-	76,614	77	209,923	-	-	210,000	-	210,000
Common stock issued to settle liabilities		-	-	190,705	191	457,501	-	-	457,692	-	457,692
Cancellation of common stock issued for services		-	-	-	-	(146,767)	-	-	(146,767)	-	(146,767)
Common stock issued for board advisory services		-	-	800	80	1,416	-	-	1,496	-	1,496
Net income		-	-	-	-	-	-	348,989	348,989	2,117	351,106
Balances at June 30, 2018		100	$10,000	3,446,877	$3,447	$9,622,910	$(7,744)	$1,357,812	$10,986,425	$100,875	$11,087,300

Balances at December 31, 2018		100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1,315,870	$10,854,629	$104,159	$10,958,788
Common stock issued to settle liabilities		-	-	21,396	21	41,836	-	-	41,857	-	41,857
Common stock issued for services		-	-	25,000	25	47,475	-	-	47,500	-	47,500
Elimination of Petrogress Africa Ltd apic/due from shareholders		-	-	-	-	58,405	-	-	58,405	8,000	66,405
Net income		-	-	-	-	-	-	(861,098)	(843,094)	(8,882)	(869,980)
Balances at June 30, 2019		100	$10,000	3,874,808	$3,875	$9,682,877	$(10,231)	$454,772	$10,141,293	$103,277	$10,244,570

The accompanying notes are an integral part of these consolidated financial statements.

Petrogress, INC. and Subsidiaries

NOTES TO Consolidated Financial Statements

(unaudited)

Note 1 – The Company and our Subsidiaries

History and Development of the Company

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce"). On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder and founder, Christos Traios. Under the terms of the SEA, 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. 800 Commerce's acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a "reverse acquisition" whereby Petrogres Co. Limited was the acquirer for financial statement purposes.

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

On July 9, 2018, the Company filed an amendment (the "Amendment") to the Company's Certificate of Incorporation with the Delaware Secretary of State to (a) effect a reverse stock split of the Company's Common Stock at a ratio of one-for-100, (b) reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000 and (c) reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company's Common Stock or Preferred Stock as a result of the Amendment.

We maintain our principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 - USA.

Business Overview

Petrogress operates as a holding company and we conduct business primarily through our wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of our affiliated tanker fleet; Petrogress Int’l LLC., which engages in crude-oil purchase and sales and is the holding company of the subsidiaries that currently conducting business in Greece, Cyprus and Ghana.

Our business operates in the downstream and midstream sectors of the energy industry, where we acquire and supply crude oil, and engage in the refining and marketing of refined products and lubricants. As a supplier, we procure crude oil from our direct sources and deliver by our tankers fleet to buyers’ destinations. With service centers in East Mediterranean and West Africa, we believe that we are one of a limited number of independent physical suppliers that owns and operates a fleet of supplying vessels and conducts physical supply operations in multiple jurisdictions.

We provide our customers with services that require sophisticated logistical operations designed to meet their strict oil quality and delivery scheduling needs. We believe that our extensive experience and management systems allow us to meet our customers' specific requirements when they purchase and take delivery of crude oil, refined products and lubricants around the areas in which we operate. This, together with the capital-intensive nature of our industry and the limited available shuttle vessels in the areas of our operation, represent a significant barrier to entry for competitors. We have devoted our efforts to building a global brand and believe that our customers recognize our brand as representing high quality service and products at each of our locations. We also perform our technical ship operations in-house, which helps us maintain high levels of customer service.

Throughout our history, we have expanded our business capabilities through strategic alliances, select business and vessel acquisitions, and the establishment of new service centers. In February 2019, we commenced negotiations with government of Ghana to lease a free zone land in Takoradi port to build a tanks farm with storage capacity of 100,000 cubic meters. We are also negotiating the lease of Ada shipyard where we expect to provide shelter and repairs facilities to our fleet and customers, and provide additional service and support to offshore oil rigs and platforms around the area of West Africa. Furthermore, we are in the market seeking to add more tankers ships to our fleet.

In addition to our operations described above, we commenced the marketing and distribution of lubricants under an exclusive agreement with Dana Lubricants Company (a company based in Dubai of UAE), which we market through our subsidiary Petrogres Africa Co. Ltd. We view this business as complementary to our downstream operations. We plan to expand the distribution of lubricants throughout our service center in Ghana and other countries in West and Central Africa.

Sales and Marketing

Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. We also market products and services through our offices in Ghana and Cyprus and through our representations in Nigeria. Our sales force interacts with our established customers and markets our oil sales and services to local distributors. We believe our level of customer service, years of experience in the industry, and reputation for reliability are significant factors in retaining our customers and attracting new customers. Our sales and marketing approach are designed to create awareness of the benefits and advantages of our sales and services. We are active in industry trade shows and other available public forums.

Description of Significant Subsidiaries

Petronav Carriers LLC. (“PCL”), was formed in Delaware in March 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport petroleum products to various countries in West Africa. PCL manages our fleet from its business office at Piraeus, Greece.

Currently PCL owns our vessels through separate wholly-owned subsidiaries described below:

Vessel-Owned Subsidiary	Incorporation	Vessel’s name
Shiba ship-management Ltd.	Marshall Islands	APECUS
Danae Marine Ltd.	Marshall Islands	OPTIMUS
Invictus Marine S.A.	Marshall Islands	INVICTUS
Entus Marine Ltd.	Marshall Islands	ENTUS

Petrogress Int’l LLC. (“PIL”), is a Delaware limited liability company, acquired by the Company in September 2017. PIL serves as a holding company for interests in various entities conducting business across the world, including Cyprus, the Middle East, and West Africa as an oil energy corporation.

In September 2017, PIL acquired 90% of the shares of Petrogres Africa Company Limited (“Petrogres Africa Co. Ltd”) from Christos Traios, our President, Chief Executive Officer. Petrogres Africa Co. Ltd holds a current Ghanaian Oil business permit, and is authorized to conduct local sales of oil products and operations of a shipping business from the Port of Tema in Greater Accra. Port facilities in Tema provide a service and operations hub for our tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea.

On April 1, 2019, Petrogress Int’l LLC. and Petrogres Co. Limited entered into a merger agreement pursuant to which Petrogres Co. Limited, a wholly owned subsidiary of Petrogress, merged with and into PIL, the surviving company. The merger became effective as of April 1, 2019.

Note 2 – Summary of Significant Accounting Policies

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 12, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Principles of consolidation

The consolidated financial statements include the consolidated accounts of the Company and our wholly-owned and majority-owned subsidiaries: Petrogress Int’l LLC., Petronav Carriers LLC., Petrogres Africa Co. Ltd. and PG Cypyard & Offshore Services Terminal Ltd.

Percentages Participation in subsidiaries

Company	Participation
Petrogress Int’l LLC. (Delaware)	100% (owned by the corporation)
Petronav Carriers LLC. (Marshall Islands)	100% (owned by the corporation)
Petrogres Africa Co. Ltd. (Ghanaian)	90% (owned by Petrogress Int’l LLC.)
PG CYPYARD & Offshore Services Terminal Ltd.	100% (owned by Petrogress Int’l LLC.)

Non-controlling interests

Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the Company and the non-controlling interests are both presented on the face of the Consolidated Statement of Income.

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

Note 3 – Information relating to the Consolidated Statement of cash flows

	Six Months Ended
	June 30
	2019	2018
(Increase)/ decrease in Accounts receivable, net	$601,374	$(780,048)
(Increase) in Claims receivable, net	(4,000)	-
(Increase) in Inventories	(563,928)	(10,608)
(Increase)/ decrease in Prepaid expenses and other assets	245,796	(646,833)
Increase/ (decrease) in Accounts payable and accrued expenses	87,763	(356,563)
Increase in Amounts due to related party	68,976	98,969
Increase in Accrued interest	2,980	3,196
Decrease in Security deposit	54	-
Decrease in Deferred charges, net	6,688	-
Net increase in operating capital	$445,703	$(1,691,887)

Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:

	Six Months Ended
	June 30
	2019	2018
Borrowing of loans by equity affiliates	$-	$-
Repayment of loans by equity affiliates	-	63,000
Net repayment of loans by equity affiliates	$-	$63,000

Note 4 – Summarized Financial Data – Petrogress, Inc.

Petrogress, Inc.

The management and operation of our business is performed directly and independently by each subsidiary. Assets, inventories, partnership interests, joint venture interests and contracts are held by the subsidiaries. Petrogress, Inc., the parent company, does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of the SEC.

The summarized financial information for the Company and its consolidated subsidiaries as of June 30, 2019 and 2018 are presented in the below tables:

	Six Months Ended
	June 30
	2019	2018
Sales and other operating revenues	$-	$-
Cost and other expenses	(254,038)	(550,793)
Net (loss) to PGI	$(254,038)	$(550,793)

	Six Months Ended
	June 30
	2019	2018
Current assets	$176,993	$29,935
Other assets	7,775	45,075
Current liabilities	(1,219,369)	(697,772)
Total Petrogress, Inc. net equity	$(1,034,601)	$(622,762)

Petronav Carriers LLC

Petrogress, Inc. owns 100% of the equity interest in Petronav Carriers LLC, the company that serves as the manager and operator of our tanker fleet of four vessels wholly-owned by its four subsidiaries. Summarized financial information is presented in the following table:

	Six Months Ended
	June 30
	2019	2018
Sales and other operating revenues	$528,333	$1,796,227
Cost and other expenses*	(1,674,142)	(1,053,180)
Net income/ (loss) to Petronav Carriers LLC**	$(1,145,809)	$743,047

______________

* Cost and other expenses include the ransom paid as well as all expenses related to the hijacking of one of our vessels.

** 100% Net income attributable to Petrogress Inc.

Petrogress Int’l LLC

Petrogress, Inc. owns 100% of the equity interest in Petrogress Int’l LLC, the company which serves as a holding company for conducting business across the world through its affiliates and subsidiaries. Summarized financial information is presented in the following table:

	Six Months Ended
	June 30
	2019	2018
Sales and other operating revenues	$2,139,178	$-
Cost and other expenses	(2,179,311)	(4,150)
Net income/ (loss) to Petrogress Int’l LLC *	$40,133	$(4,150)

______________

* 100% Net income attributable to Petrogress, Inc.

Petrogress Africa Co. Ltd.

Petrogress Int’l LLC owns 90% of the equity interest in Petrogres Africa Co. Ltd, the company that holds a Ghanaian permit and is authorized to conduct local sales of oil trade and servicing as a ship agent within Ghana ports. Summarized financial information is presented in the following table:

	Six Months Ended
	June 30
	2019	2018
Sales and other operating revenues	$330,000	$442,795
Cost and other expenses	(418,820)	(421,627)
Net income/ (loss) to Petrogres Africa Co. Ltd *	$(88,820)	$21,168

______________

* 90% Net income attributable to Petrogress Int’l LLC

Note 5 – Inventories

Crude oil, Gas oil and bunkers onboard our vessels are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of items, spare-parts, consumable goods and equipment supplied to our vessel which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

Goods Inventories	June 30, 2019	December 31, 2018
Crude Oil	$-	$279,196
Gas Oil	810,000	-
Lubricants	86,004	-
Total Inventories	$896,004	$279,196

Note 6 – Properties, Vessels, inventories & equipment

	June 30, 2019	December 31, 2018
Vessel’s value, at historical cost	$3,940,745	$4,354,147
Bunkers R.O.B.	85,059	137,939
Equipment, Machineries, Fenders, Vehicles & Trucks	95,554	96,759
Total	$4,121,358	$4,588,845

Note 7 – Vessels and other fixed assets, net

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Tanker Vessels (in years)	10
Supply boats (in years)	10
Fenders (in years)	10
Oil hoses (in years)	10
Vehicles & trucks (in years)	10
Office equipment and furniture (in years)	10
Computer hardware (in years)	5

Vessels and other fixed assets, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	Estimated useful Life (in years)
Marine vessels	$10,171,930	$10,171,930	10
Furniture and equipment	203,290	189,848	10
Accumulated depreciation	(6,338,922)	(5,910,872)
Vessels and other fixed assets, net	$4,036,298	$4,450,906

Depreciation for the six months ended June 30, 2019 and June 30, 2018, was $428,048 and $458,680, respectively.

Note 8 - Income Taxes

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

Note 9 – Fair Value Measurements

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

Note 10 – Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Companies may use either a full retrospective or a modified retrospective approach to adopt these ASUs. On January 1, 2018, the Company adopted ASU 2014-09, using the full retrospective method, which requires reporting entities to apply the standard as of the earliest period presented in their financial statements. The Company completed its review of its material revenue streams and determined that the adoption of Topic 606 did not have a material impact on the Company’s consolidated statements of operations and consolidated balance sheets.

The Company recognizes revenue for crude oil sales and gas oil sales, its primary sources of revenue, at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when, (a) control of the goods (crude oil, gas oil and other petrochemical products) is passed to its customers and (b) the vessels charter (voyages and long term) service is rendered to its independent charterers or Petrogress Int’l LLC.

Note 11 - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment. As of June 30, 2019 and December 31, 2018, management is of the opinion that the Company had no significant concentrations of credit risk.

Note 12 – Officers compensations

During the six months ended June 30, 2019 and June 30, 2018, the Company had recorded officers’ compensation of $90,000 and $110,000, respectively. For the period ended June 30, 2019, $13,738 was paid and the remaining amount was accrued and included in “Amounts Due to Related Party” on the Consolidated Balance Sheets as of June 30, 2019.

Note 13 - Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Note 14 – Shareholders

As of June 30, 2019, we had 48 shareholders of record and 3,874,808 shares of common stock issued and outstanding, the large majority of which were located in the United States and held an aggregate of 475,574 shares of our common stock, representing approximately 12% of our outstanding shares of common stock. However, one of the U.S. shareholders of record is Cede & Co., a nominee of The Depository Trust Company, which held 336,911 shares of our common stock, as of June 30, 2019. Accordingly, we believe that the shares held by Cede & Co. include shares of common stock beneficially owned by both holders in the United States and non-U.S. beneficial owners. We are not aware of any arrangements the operation of which may at a subsequent date result in our change of control.

Note 15 - Related party transactions

As of April 24, 2019, Petrogress, Inc., Petrogress Int’l LLC and Christos P. Traios agreed on an amendment to the Securities Purchase Agreement dated effective as of September 30, 2017, pursuant to which the Company purchased its interest in Petrogres Africa Co. Ltd. The amendment adjusts the aggregate purchase price to $900,000, which is to be paid to Mr. Traios on or before October 23, 2019. In the event that the purchase price is not paid in full by the payment date, any outstanding and unpaid amount of the purchase price is convertible at the option of Mr. Traios, in whole or in part, into shares of Common Stock at a conversion price equal to 65% of the lowest trading price during the last 10 trading days. Notwithstanding the foregoing, the conversion rights are capped at 3,500,000 shares of Common Stock (as such number may be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Petrogress).

Note 16 - Loan facility from related party

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances have been made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note have become due upon the maturity date, July 13, 2019; however, the maturity date has been extended to July 13, 2020.

The table below presents the amounts due to Christos Traios during the six months ended June 30, 2019:

Amounts due to related party December 31, 2018	$1,176,863
Wages accrued to Christos Traios	90,000
Wages paid to Christos Traios, in cash	(13,738)
Amount due from Christos Traios	(7,286)
Amounts due to related party June 30, 2019	$1,245,839

Note 17 – Revenue Concentrations

The Company sells to commercial customers in foreign markets. The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the periods ended June 30, 2019 and 2018:

Customer	June 30, 2019	June 30, 2018
A	79%	87%
B	12%	*

The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended June 30, 2019 and December 31, 2018:

Customer	June 30, 2019	December 31, 2018
A	50%	63%
B	20%	16%

None of the balances listed in the table above has become overdue as of August 8, 2019. Amounts indicated with an * denote amounts less than 10%.

Note 18 – Additional Information

On April 19, 2019 one of our vessels (MT APECUS) was attacked by hijackers while she was at Bonny (Nigeria) anchorage, and 6 of our crew members kidnapped, taken ashore and held hostage for over 50 days. During the time the crew members were held hostage, the Nigerian local authorities did not provide adequate assistance to secure their release and we were forced to negotiate with the pirates. After lengthy negotiations, we were able to reduce the ransom from $3 million to $350,000 which was paid to secure the release of the kidnapped crew members on June 26, 2019. Nevertheless, a member of the team we hired to negotiate the release of our crew members was also taken and remains a hostage of the pirates. We are in the process of attempting to secure the remaining team member’s release, and expect that additional expense and/or ransom obligations will need to be paid to do so. In addition, during the sea-piracy incident we ordered one of our sister fleet vessels to proceed to and remain in the area to provide support to the attacked vessel and her remaining crew. Both our ships were left idle in the area for the entire period until the release of the abducted seafarers. The ransom paid is reflected as an expense in the accompanied consolidated statement of operations within the line item “Other income / (expense), net”. However, the company reserves the right to claim for a reimbursement through insurance and also to proceed with legal steps against the Government of Nigeria for damages occurred due to what we believe to be significant unlawful actions taken by the Nigerian Navy.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Petrogress, Inc. operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which is a holding company for subsidiaries currently conducting business in Greece, Cyprus and Ghana.

Business Environment and Outlook

Petrogress, Inc. is an oil energy and sea transportation company with business activities in the following countries: Greece, Cyprus and Ghana. Our earnings currently depend primarily on the profitability of our crude oil sales. The biggest factor affecting the results of operations is the price and supply of crude oil. The price of crude oil has fallen significantly since mid-year 2018. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a reduction in supply growth should bring global markets into balance. However, the timing or sustainability of any such increase in prices is unknown. In the Company's downstream business, crude oil is the largest cost component of refined products. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

Our midstream segment relies and depends on our crude oil sales contracts to keep our vessels employed. We rely primarily on the revenues generated from our business of physical supply of crude oil and marketing of refined products to our end customers.

The effective tax rate for our business is volatile. This is due to the level of earnings or losses during a particular period and whether they arise in higher or lower tax rate jurisdictions. As a result, a decline or increase in the effective tax rate in one period may not be indicative of expected results in future periods.

A principal focus of our strategy is to grow by expanding our business. Our future growth depends, in part, on our ability to obtain financing for our existing and new operations and business lines. In recent years, global financial markets have experienced volatility following contraction, deleveraging and reduced liquidity in the global credit markets. In addition, a number of major financial institutions have experienced serious financial difficulties and, in some cases, have entered into bankruptcy proceedings or are subject to regulatory enforcement actions. These difficulties have been compounded by a general decline in the willingness by banks and other financial institutions to extend credit and may adversely affect the financial institutions that may provide us with credit to support our working capital requirements. These economic factors may have a material adverse effect on our ability to expand our business.

The company closely monitors developments in the financial and credit markets, the level of worldwide economic activity, and the implications for the company of movements in prices for crude oil and refined products. Management takes these developments into account in the conduct of daily operations and for business planning.

The following are descriptions of our recent initiatives undertaken in each of our key business segments:

Upstream: The Company through its affiliate in Ghana is under negotiations to conclude a Petroleum Agreement with Ghana National Petroleum Company (GNPC) for a long-term lease of the Salt-Pond oil field and to take over management of the oil rig-platform known as “Mr. Louie” and to conduct necessary repairs and maintenance to facilitate oil production in the area.

Downstream: On February 28, 2018, our wholly owned subsidiary, Petrogres Co. Limited entered into the Platon Partnership Agreement creating an equal partnership between Petrogres Co. Limited and Platon Gas Oil Ghana Limited (“PGO”), an unrelated third party which owns an oil refinery and serves as a refiner of crude oil and various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed by both Petrogres Co. Limited and PGO on an annual basis and pursuant its terms. Petrogres Co. Limited will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. The storage capacity under the Platon Partnership Agreement is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. Petrogres Co. Limited and PGO both plans to invest additional funds to upgrade the processing monthly capacity into refined products of Gas Oil, Naphtha, and fuel in view of the high local demand. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogres Co. Limited and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between Petrogres Co. Limited and PGO. As of the date the Platon Partnership Agreement was executed, PGL ceased other sales of crude to third customers in West Africa.

Midstream: We seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to fund future vessel acquisitions, expansion into new and existing markets and products, increased working capital levels, or capital expenditures, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

Other Business

On March 6, 2019, we entered into an Exclusive Distribution Agreement with Dana Lubricants Factory LLC. (“Dana Lubes”), a United Arab Emirates based lubricant oil manufacturer, pursuant to which, Petrogress Int’l LLC. is designated as the exclusive agent for distribution of products manufactured and branded by Dana Lubes throughout western Africa.

Throughout our history, we have expanded our business capabilities through strategic alliances, select business and vessel acquisitions, and the establishment of new service centers. In February 2019, we commenced negotiations with the government of Ghana to lease a free zone land in Takoradi port to build a tanks farm with storage capacity of 100,000 cubic meters. We are also negotiating the lease of Ada shipyard where we can provide shelter and repair facilities for our fleet and third-party customers, and provide additional service and support to offshore oil rigs and platforms around the area of West Africa.

In addition to our operations described above, we commenced the marketing and distribution of lubricants under the exclusivity Agreement with Dana Lubricants Company (a company based in Dubai – UAE), which we market through our subsidiary in Ghana Petrogres Africa Co. Ltd. We view this business as complementary to our downstream operations. We plan to expand the distribution of lubricants throughout our service centers and other countries in West and Central Africa.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Total revenues for the three months ended June 30, 2019, decreased by $1,857,890 or approximately 82%. The decrease in sales revenue for the three months ended June 30, 2019 resulted primarily because of reduced production of crude oil by our suppliers due to low prices and in addition, due to the fact that two of our vessels remained inoperative for a substantial period since the hijacking incident as described in Note 18 in our Notes to Consolidated Financial Statements included in this Report. However, inventories as at June 30, 2019 and 2018 were $981,063 and $182,108, respectively, an increase of $798,955 or approximately 438%. The following table summarizes revenues derived during the three months ended June 30, 2019 and 2018 from our business activities.

Key Financial Results	Three Months Ended June 30,
	2019	2018
Revenues from crude oil sales	$-	$1,698,900
Revenues from gas oil sales	300,000	406,500
Revenues from freights and hires	104,000	-
Other Revenues	-	156,490
Total Revenues	$404,000	$2,261,890

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Crude oil purchase cost	$-	$896,994
Gas oil purchase cost	240,000	294,000
Lubricants purchase cost	41,202	-
Shipping expenses	-	91,530
Total cost of goods sold	$281,202	$1,282,524

General and administrative expenses for the three months ended June 30, 2019 and 2018 were $126,487 and $149,077, respectively.

For the three months ended June 30, 2019, the Company experienced net loss of $1,015,239 compared to net income of $237,262 for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

Total revenues for the six months ended June 30, 2019, decreased by $2,300,476 or approximately 48%.

Key Financial Results	Six Months Ended June 30,
	2019	2018
Revenues from crude oil sales	$1,917,178	$3,872,164
Revenues from gas oil sales	300,000	738,500
Revenues from freights and hires	298,500	-
Other Revenues	11,000	216,490
Total Revenues	$2,526,678	$4,827,154

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Crude oil purchase cost	$1,165,752	$2,263,215
Gas oil purchase cost	240,000	294,000
Lubricants purchase cost	41,202	-
Shipping expenses	-	131,846
Total cost of goods sold	$1,446,954	$2,689,061

General and administrative expenses for the six months ended June 30, 2019 and 2018 were $318,514 and $426,891, respectively.

For the six months ended June 30, 2019, the Company experienced net loss of $869,980 compared to net income of $351,106 for the six months ended June 30, 2018.

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

As of June 30, 2019 and December 31, 2018, allowances for doubtful accounts were $344,466 and $344,466, respectively.

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

As of June 30, 2019 and June 30, 2018, the basic weighted average number of shares of Common Stock of the Company was 3,842,916 and 3,373,163, respectively. Since the Company has a net loss for both periods there is no dilutive effect for those specific periods.

As of June 30, 2019, and June 30, 2018, the Company has 85,944 and 85,944 shares of Common Stock, respectively, which could be deemed to be dilutive and are excluded from the calculation since their effect would be antidilutive.

Accounting for Equity-based Payments

We account for stock awards issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, including ASU 2018/17 amendments. The measurement date is the earlier of (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty's performance is complete. Stock awards granted to non-employees are valued at their respective measurement dates based on the trading price of our common stock and recognized as expense during the period in which services are provided.

Comprehensive Income

We adopted ASC Topic 220, Comprehensive Income. This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items included in Comprehensive loss consist of cancellation of available-for-sale securities and foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements not yet adopted

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years beginning after June 15, 2019. We adopted this guidance effective January 1, 2019, as required. We do not expect this guidance to have a significant impact on how we measure financial instruments. We are evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The management of the Company has evaluated the impact on the consolidated financial statements which was found to be immaterial.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments should be applied prospectively as of the beginning of the period of adoption. We do not consider early adoption and are also assessing the impact that this standard will have on our consolidated financial statements.

Off Balance Sheet Arrangements

As of June 30, 2019, we did not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $659,387 and $661,010, with corresponding working capital of $5,277,626 and $5,570,494, respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance. Petrogress, Inc. depends on its subsidiaries incomes, inasmuch as the Company's principal sources of cash are net cash provided from operating subsidiaries activities, which includes the sale and shipment of petroleum products, and cash contributed to the Company by Christos Traios, our President, Chief Executive Officer and controlling stockholder.

Management continues to seek the necessary financing for the expansion of Company's operations. Additional funding is expected to be generated through equity financing from the sale of common stock and/or the issuance of debt. If the Company is successful in completing equity financing, existing stockholders will experience dilution of their interest in our Company. However, the Management cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of our common stock or a debt finance on acceptable terms to fund our plans to expand the Company's operations.

Critical Accounting Policies

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the notes accompanying our consolidated financial statements included with this report. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our Chief Executive Officer and Evangelos Makris, our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of June 30, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management is aware that there is a lack of segregation of duties due to the fact that the Company only has one director and two executive officers dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer(s) and director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company's current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1

Agreement and Plan of Merger dated April 1, 2019 between Petrogress Int’l LLC and Petrogres Co. Limited (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2019)

10.2

Securities Purchase Agreement dated effective as of September 30, 2017 between Christos P. Traios and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 2, 2017)

10.3

Amendment to Securities Purchase Agreement dated effective as of April 24, 2019 among Christos P. Traios, Petrogress, Inc., and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2019)

10.4	Revolving Line of Credit Agreement dated July 13, 2017 made by Petrogress, Inc. and Christos P. Traios (Incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K as filed with the Commission on July 21, 2017)
10.5	Revolving Line of Credit Note dated July 13, 2017 between Petrogress, Inc. in favor of Christos P. Traios (Incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K as filed with the Commission on July 21, 2017)
10.6	Letter Agreement dated July 12, 2019 between Petrogress, Inc. and Christos P. Traios regarding Extension of Maturity Date of Revolving Line of Credit Agreement*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2019	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
10.1

Agreement and Plan of Merger dated April 1, 2019 between Petrogress Int’l LLC and Petrogres Co. Limited (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2019)

10.2

Securities Purchase Agreement dated effective as of September 30, 2017 between Christos P. Traios and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on November 2, 2017)

10.3

Amendment to Securities Purchase Agreement dated effective as of April 24, 2019 among Christos P. Traios, Petrogress, Inc., and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2019)

10.4	Revolving Line of Credit Agreement dated July 13, 2017 made by Petrogress, Inc. and Christos P. Traios (Incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K as filed with the Commission on July 21, 2017)
10.5	Revolving Line of Credit Note dated July 13, 2017 between Petrogress, Inc. in favor of Christos P. Traios (Incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K as filed with the Commission on July 21, 2017)
10.6	Letter Agreement dated July 12, 2019 between Petrogress, Inc. and Christos P. Traios regarding Extension of Maturity Date of Revolving Line of Credit Agreement*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith