Form 10-Q
period 2019-09-30
PETROGRESS, INC
filed 2019-11-14
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[ X ]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 000-55854

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1, AktiXaveriou - 5th Floor - Piraeus - Greece	18538
(Address of principal executive offices)	(Zip Code)

+30 (210) 459-9741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PGAS	N/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: the number of shares of the registrant’s Common Stock, par value $0.001 per share, outstanding as of November 14, 2019 was 4,289,661.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. Our significant subsidiaries are “Petronav Carriers LLC,”, “Petrogress Int’l LLC.” and “Petrogres Africa Co. Limited”.

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

Part I

Financial Information

Item 1 - Financial Statements

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018

Revenues	$8,582,943	$8,763,141	$6,056,265	$2,319,142
Costs of goods sold	(6,741,221)	(5,255,956)	(5,335,469)	(1,018,795)
Gross profit	1,841,722	3,507,185	720,796	1,300,347
Operating expenses:
Corporate expenses	$(230,463)	$(238,677)	$(146,852)	$227,241
Operating expenses of commodities trade	(265,431)	(280,060)	(86,500)	(100,551)
Fleet operating expenses	(607,547)	(823,152)	(227,429)	(366,364)
General and administrative expenses	(603,562)	(796,815)	(285,048)	(437,059)
Amortization expense	(6,619)	-	68	-
Depreciation expense	(671,309)	(693,761)	(243,261)	(235,081)
Total operating expenses	(2,384,931)	(2,832,465)	(989,022)	(911,814)
Operating income/ (loss) before other expenses and income taxes	(543,209)	674,720	(268,226)	388,533
Other income/ (expense), net:
Interest and finance expenses	(173,604)	(5,836)	(158,111)	(4,409)
Amortization of note discount	(27,869)	-	(27,869)	-
Loss on settlement of loan facility from related party	-	(160,192)	-	-
Other income / (expense), net	(323,234)	53,826	215,068	27,987
Other income / claims to third parties	-	200,700	-	-
Change in fair market value of derivative liabilities	(23,441)	-	(23,441)	-

Total other income/ (expense), net	(548,148)	88,498	5,647	23,578
Income before income taxes	(1,091,357)	763,218	(262,579)	412,111
Income tax expense	-	-	-	-
Net income/ (loss)	$(1,091,357)	$763,218	$(262,579)	$412,111

Net income/ (loss) attributable to:
Shareholders of the company	(1,087,763)	746,481	(267,867)	397,491
Non-controlling interests	(3,594)	16,737	5,288	14,620
	$(1,091,357)	$763,218	$(262,579)	$412,111

Other comprehensive income/ (loss)
Foreign currency translation adjustment	-	-	-	-
Comprehensive income/ (loss)	$(1,091,357)	$763,218	$(262,579)	$412,111
Comprehensive income/ (loss) attributable to:
Shareholders of the company	(1,087,763)	746,481	(267,867)	397,491
Non-controlling interests	(3,594)	16,737	5,288	14,620
	$(1,091,357)	$763,218	$(262,579)	$412,111
Weighted average number of shares of Common Stock:
Basic	3,860,285	3,396,798	3,894,456	3,445,671
Diluted	3,860,285	4,925,198	3,894,456	4,974,071
Basic earnings per share	(0.28)	0.22	(0.07)	0.12
Diluted earnings per share	(0.28)	0.15	(0.07)	0.08

The accompanying notes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$435,335	$661,010
Accounts receivable, net	3,136,108	4,779,432
Claims receivable, net	478,500	547,600
Inventories	816,233	417,135
Prepaid expenses and other current assets	3,779,411	1,765,276
Total current assets	$8,645,587	$8,170,453
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	3,873,201	4,450,906
Deferred charges, net	15,629	26,750
Security deposit	10,584	10,638
Total non-current assets	$4,799,414	$5,388,294
Total Assets	$13,445,001	$13,558,747
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,214,693	$1,265,452
Due to related party	1,360,592	1,176,863
Loan facility from related party	148,900	148,900
Convertible Notes	124,869	-
Derivative Liabilities	394,553	-
Accrued Interest	11,724	8,744
Total current liabilities	$3,255,331	$2,599,959
Total liabilities	$3,255,331	$2,599,959

Commitments and Contingencies	-	-
Shareholders' equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 100 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10,000	10,000
Preferred shares (undesignated), $0.001 par value, 999,900 shares authorized, 0 shares and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 3,956,483 and 3,828,412 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,957	3,829
Additional paid-in capital	9,857,272	9,535,161
Accumulated comprehensive loss	(10,231)	(10,231)
Retained earnings	228,107	1,315,870
Equity attributable to Shareholders of the Company	10,089,105	10,854,629
Non-controlling interests	100,565	104,159
Total liabilities and shareholders' equity	$13,445,001	$13,558,747

The accompanying notes are an integral part of these consolidated financial statements.

PETROGRESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$(1,091,357)	$763,218
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
Depreciation	671,309	693,761
Amortization of discount on convertible note	27,869	-
Change in Fair value of derivative liabilities	23,442	-
Change in Fair value of share-based payments issued for services	-	153,178
Share-based compensation expense	92,500	1,496
Loss on disposition of fixed assets	16,331	-
Amount of derivative in excess of face value of CPN	158,111	-
Gain/ (loss) on settlement of convertible promissory notes	39,793	(12,835)
Elimination of PGAS Africa APIC	66,405	-
Loss on settlement of loan facility from related party	-	160,192
Commitments and Contingencies	-	-
Changes in working capital:
- (Increase)/ decrease in Accounts receivable, net	1,643,324	(533,484)
- (Increase)/ decrease in Claims receivable, net	69,100	(535,100)
- (Increase)/ decrease in Inventories	(399,098)	27,718
- (Increase)in Prepaid expenses and other current assets	(2,014,135)	(825,853)
- (Increase)/ decrease in Security deposit	54	(3,200)
- Decrease/ (increase) in Deferred charges, net	11,121	(85,024)
- Increase/ (decrease) in Accounts payable and accrued expenses	(275,230)	(94,864)
- Increase in Amounts due to related party	183,729	126,325
- Increase in Accrued Interest	2,980	9,136
Net cash (used in) operating activities	(773,752)	(155,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Vessels and other fixed assets	(109,935)	(88,154)
Net cash (used in) investing activities	(109,935)	(88,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	693,000	-
Payments made on convertible promissory notes	(34,988)	-
Proceeds from loan facility from related party	-	124,500
Net cash provided by financing activities	658,012	124,500

Effect of exchange rate changes on cash	-	-

Net (decrease) in cash and cash equivalents	(225,675)	(118,990)

Cash and cash equivalents, Beginning of Period	661,010	1,150,999

Cash and cash equivalents, End of Period	$435,335	$1,032,009

Cash paid for interest expense	1,051	-
Cash paid for income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for settlement of investing	$86,334	$297,500
OID and fees related to CPN	$20,000	-
Discount from common shares issued in connection with CPN	$77,000	$210,000
Discount from derivative on CPN	$213,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Petrogress, INC. and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Number				Additional	Accumulated			Non-	Total
	Preferred	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated		Controlling	Shareholders
	Shares	Shares	Shares	Amount	Capital	Loss	Profit/(Deficit)	Total	Interest	Equity/(Deficit)
Balance at December 31, 2017	100	$10,000	3,177,452	$3,098	$9,100,838	$(7,744)	$1,008,823	$10,115,015	$98,758	$10,213,773
Common stock issued for Convertible notes	-	-	76,614	77	209,923	-	-	210,000	-	210,000
Common stock issued to settle liabilities	-	-	190,705	191	457,501	-	-	457,692	-	457,692
Cancellation of common stock issued for services	-	-	-	-	(146,767)	-	-	(146,767)	-	(146,767)
Common stock issued for board	-	-
Advisory services	-	-	800	80	1,416	-	-	1,496	-	1,496
Net income	-	-	-	-	-	-	746,481	746,481	16,737	763,218

Balance at September 30, 2018	100	$10,000	3,445,571	$3,446	$9,622,911	$(7,744)	$1,755,304	$11,383,917	$115,495	$11,499,412

Balance at December 31, 2018	100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1,315,870	$10,854,629	$104,159	$10,958,788
Common stock issued to settle liabilities	-		43,071	43	86,291	-	-	86,334	-	86,334
Common stock issued for services	-		50,000	50	92,450	-	-	92,500	-	92,500
Common stock issued as commitment	-		35,000	35	76,965	-	-	77,000	-	77,000
Elimination of Petrogres Africa Ltd apic/due from shareholders	-		-	-	66,405	-	-	66,405	-	66,405
Net loss	-		-	-	-	-	(1,087,763)	(1,087,763)	(3,594)	(1,091,357)

Balance at September 30, 2019	100	$10,000	3,956,483	$3,957	$9,857,272	$(10,231)	$228,107	$10,089,105	$100,565	$10,189,670

The accompanying notes are an integral part of these consolidated financial statements.

Petrogress,INC. and Subsidiaries

NOTES TO Consolidated Financial Statements

(Unaudited)

Note 1 – The Company and our Subsidiaries

History and Development of the Company

Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. ("800 Commerce"). On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities ("SEA") with Petrogres Co. Limited, a Marshall Islands corporation, and its sole shareholder and founder, Christos Traios. Under the terms of the SEA, 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited.800 Commerce's acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a "reverse acquisition" whereby Petrogres Co. Limited was the acquirer for financial statement purposes.

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

Business Overview

Petrogress operates as a holding company and conduct business primarily through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of our affiliated tanker fleet; Petrogress Int’l LLC., which engages in crude-oil purchase and sales and is the holding company of the subsidiaries that currently conducting business in U.S., Greece, Cyprus and Ghana.

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

Throughout our history, we have expanded our business capabilities through strategic alliances, select business and vessel acquisitions, and the establishment of new service centers. In February 2019, we commenced negotiations with government of Ghana to lease a free zone land in Takoradi port to build a tanks farm with storage capacity of 100,000 cubic meters. We are also negotiating the lease of Ada shipyard where we expect to provide shelter and repairs facilities to our fleet and customers, and provide additional service and support to offshore oil rigs and platforms around the area of West Africa. Furthermore, we have applied our LOI to Ghana National Petroleum Co., by expressing our interest to lease two off shore blocks at Salt Pond basin, where we intend to explore the production of oil. In addition, a proposal for the renovation and repairs of the idle oil platform “AGK 1” given to Ghana Energy Ministry and GNPC, to operate the platform and commence the oil production in the existence oil field of Salt pond under a petroleum agreement that will be executed among Petrogress and the Ghanaian authorities. Meanwhile, as a maritime company, we are in the market seeking to add more tankers ships to our fleet.

Apart of our operations described above, we commenced the marketing and distribution of lubricants under an exclusive agreement with Dana Lubricants Company (a company based in Dubai of UAE), which we market through our subsidiary Petrogres Africa Co. Ltd. We view this business as complementary to our downstream operations. We plan to expand the distribution of lubricants throughout our service center in Ghana and other countries in West and Central Africa.

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

Description of Significant Subsidiaries

Petronav Carriers LLC.(“PCL”),was formed in Delaware in March 2016 for the purpose of managing the day-to-day operations of four vessels, which are used to transport petroleum products to various countries in West Africa. PCL manages our fleet from its business office at Piraeus, Greece.

Currently PCL owns our vessels through separate wholly-owned subsidiaries described below:

Vessel-Owned Subsidiary	Incorporation	Vessel’s name
Shiba ship-management Ltd.	Marshall Islands	APECUS
Danae Marine Ltd.	Marshall Islands	OPTIMUS
Invictus Marine S.A.	Marshall Islands	INVICTUS
Entus Marine Ltd.	Marshall Islands	ENTUS

Petrogress Int’l LLC.(“PIL”), is a Delaware limited liability company. PIL serves as a holding company for interests in various entities conducting business across the world, including Cyprus, the Middle East, and West Africa as an oil energy corporation.

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018as filed with the SEC on April12, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Principles of consolidation

The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries: Petrogress Int’l LLC., Petronav Carriers LLC., Petrogres Africa Co. Ltd., Petrogres (Hellas), and PG Cypyard & Offshore Services Terminal Ltd. All intercompany balances have been eliminated.

Percentages Participation in subsidiaries

Company	Participation
Petrogress Int’l LLC. (Delaware)	100% (owned by the corporation)
Petronav Carriers LLC. (Delaware)	100% (owned by the corporation)
Petrogres Africa Co. Ltd. (Ghanaian)	90% (owned by Petrogress Int’l LLC.)
Petrogres (Hellas) Branch (Hellenic)	100% (owned by Petrogress Int’l LLC)
PG CYPYARD & Offshore Services Terminal Ltd.	100% (owned by Petrogress Int’l LLC.)

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

 On August 27, 2019, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Accordingly, all convertible instruments, including standalone warrants, issued after August 27, 2019 are considered derivatives according to the Company’s sequencing policy.

The Company values these convertible notes payable using the Black-Scholes method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations

Note 3 - Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a Black-Scholes model as of September 30, 2019 and December 31, 2018. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $158,111 and $0during the nine months ended September 30, 2019 and 2018, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $23,441 and $0 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, the fair market value of the derivatives aggregated $394,553 and $0, respectively, using the following assumptions: estimated 1-0 year term, estimated volatility of 232.41 – 191.90%, and a discount rate of 1.78 – 1.77%.

Note 4 – Fair Value Measurements

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

Financial instruments measured at fair value on a recurring basis at September 30, 2019, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$394,553	$394,553

Liabilities measured at fair value on a recurring basis at December 31, 2018, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$-	$-	$-

Note 5 – Information relating to the Consolidated Statement of cash flows

	Nine Months Ended
	September 30
	2019	2018
(Increase)/ decrease in Accounts receivable, net	$1,643,324	$(533,484)
(Increase) in Claims receivable, net	69,100	(535,100)
(Increase)/ decrease in Inventories	(399,098)	27,718
(Increase)/ decrease in Prepaid expenses and other assets	(2,014,135)	(825,853)
Increase/ (decrease) in Accounts payable and accrued expenses	(275,230)	(94,864)
Increase in Amounts due to related party	183,729	126,325
Increase in Accrued interest	2,980	9,136
(Increase)/ decrease in Security deposit	54	(3,200)
(Increase)/ decrease in Deferred charges, net	11,121	(85,024)
Net increase in operating capital	$(778,155)	$(1,914,346)

Net repayment (borrowing) of loans by equity affiliates consisted of the following gross amounts:

	Nine Months Ended
	September 30
	2019	2018
Borrowing of loans by equity affiliates	$-	$-
Repayment of loans by equity affiliates	-	63,000
Net repayment of loans by equity affiliates	$-	$63,000

Note 6 – Summarized Financial Data – Petrogress, Inc.

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

The summarized financial information for the Company and its consolidated subsidiaries as of September 30, 2019 and 2018 are presented in the below tables:

	Nine Months Ended
	September 30
	2019	2018
Sales and other operating revenues	$-	$-
Cost and other expenses	(670,676)	(637,190)
Net (loss) to PGI	$(670,676)	$(637,190)

	Nine Months Ended
	September 30
	2019	2018
Current assets	$167,324	$29,935
Other assets	7,775	45,075
Current liabilities	(1,459,861)	(697,772)
Total Petrogress, Inc. net equity	$(1,284,762)	$(622,762)

Petronav Carriers LLC.

Petrogress, Inc. owns 100% of the equity interest in Petronav Carriers LLC., the company that serves as the manager and operator of our tanker fleet of four vessels wholly-owned by its four subsidiaries. Summarized financial information is presented in the following table:

	Nine Months Ended
	September 30
	2019	2018
Sales and other operating revenues	$847,333	$2,209,442
Cost and other expenses*	(2,180,448)	(1,530,810)
Net income/ (loss) to Petronav Carriers LLC. **	$(1,333,115)	$678,632

______________

* Cost and other expenses include the ransom paid as well as all expenses related to the hijacking of one of our vessels.

** 100% Net income attributable to Petrogress, Inc.

Petrogress Int’l LLC.

Petrogress, Inc. owns 100% of the equity interest in Petrogress Int’l LLC., the company which serves as a holding company for conducting business across the world through its affiliates and subsidiaries. Summarized financial information is presented in the following table:

	Nine Months Ended
	September 30
	2019	2018
Sales and other operating revenues	$8,647,152	$6,287,006
Cost and other expenses	(7,621,775)	(5,731,321)
Net income/ (loss) to Petrogress Int’l LLC.*	$1,025,377	$555,685

______________

* 100% Net income attributable to Petrogress, Inc.

Petrogres Africa Co. Ltd.

Petrogress Int’l LLC. owns 90% of the equity interest in Petrogres Africa Co. Ltd., the company that holds a Ghanaian permit and is authorized to conduct local sales of oil trade and servicing as a ship agent within Ghana ports. Summarized financial information is presented in the following table:

	Nine Months Ended
	September 30
	2019	2018
Sales and other operating revenues	$633,000	$470,257
Cost and other expenses	(668,943)	(302,891)
Net income/ (loss) to Petrogres Africa Co. Ltd.*	$(35,943)	$167,366

______________

* 90% Net income attributable to Petrogress Int’l LLC.

Note 7 – Inventories

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

Goods Inventories	September 30, 2019	December 31, 2018
Crude Oil	$-	$279,196
Gas Oil	533,500	-
Lubricants	101,585	-
Total Inventories	$635,085	$279,196

Note 8 – Properties, Vessels, inventories & equipment

	September 30, 2019	December 31, 2018
Vessel’s value, at historical cost	$3,797,661	$4,354,147
Bunkers R.O.B.	181,148	137,939
Equipment, Machineries, Fenders, Vehicles & Trucks	75,540	96,759
Total	$4,054,349	$4,588,845

* Vessels ROB in Gas Oil and lubricants and new stores of spare parts are calculated and included in the balance sheets separately from goods inventories;

Note 9 – Vessels and other fixed assets, net

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of their transfer to the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Tanker Vessels (in years)	10
Supply boats (in years)	10
Fenders (in years)	10
Oil hoses (in years)	10
Vehicles & trucks (in years)	10
Office equipment and furniture (in years)	10
Computer hardware (in years)	5

Vessels and other fixed assets, net consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	Estimated useful Life (in years)
Marine vessels	$10,268,423	$10,171,930	10
Furniture and equipment	182,764	189,848	10
Accumulated depreciation	(6,577,986)	(5,910,872)
Vessels and other fixed assets, net	$3,873,201	$4,450,906

Depreciation for the nine months ended September 30, 2019 and September 30, 2018, was $671,309 and $693,761, respectively.

Note 10 - Income Taxes

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

Note 11 – Revenue Recognition

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

Note 12 - Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment.

Note 13 – Officers compensations

During the nine months ended September 30, 2019 and 2018, the Company had recorded officers’ compensation of $215,000 and $110,000, respectively. For the period ended September 30, 2019, $25,045 was paid and the remaining amount was accrued and included in “Amounts Due to Related Party” on the Consolidated Balance Sheets as of September 30, 2019.

Note 14 - Commitments and Contingencies

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

Note 15 – Shareholders

As of September 30, 2019, we had 49 shareholders on record and 3,956,483 shares of common stock issued and outstanding, the large majority of which were located in the United States and held an aggregate of 557,149 shares of our common stock, representing approximately 14% of our outstanding shares of common stock. However, one of the U.S. shareholders of record is Cede & Co., a nominee of The Depository Trust Company, which held 368,586 shares of our common stock, as of September 30, 2019. Accordingly, we believe that the shares held by Cede & Co. include shares of common stock beneficially owned by both holders in the United States and non-U.S. beneficial owners. We are not aware of any arrangements the operation of which may at a subsequent date result in our change of control.

Note 16 - Related party transactions

As of April 24, 2019, Petrogress, Inc., Petrogress Int’l LLC. and Christos P. Traios agreed on an amendment to the Securities Purchase Agreement dated effective as of September 30, 2017, pursuant to which the Company purchased its interest in Petrogres Africa Co. Ltd. The amendment adjusts the aggregate purchase price to $900,000, which is to be paid to Mr. Traios on or before October 23, 2019. In the event that the purchase price is not paid in full by the payment date, any outstanding and unpaid amount of the purchase price is convertible at the option of Mr. Traios, in whole or in part, into shares of Common Stock at a conversion price equal to 65% of the lowest trading price during the last 10 trading days. Notwithstanding the foregoing, the conversion rights are capped at 3,500,000 shares of Common Stock (as such number may be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Petrogress).

Note 17 - Loan facility from related party

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances have been made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note have become due upon the maturity date, July13, 2019; however, the maturity date has been extended to July 13, 2020.

The table below presents the amounts due to Christos Traios during the nine months ended September 30, 2019:

Amounts due to related party December 31, 2018	$1,176,863
Wages accrued to Christos Traios	215,000
Wages paid to Christos Traios, in cash	(25,045)
Expenses paid to Christos Traios	(6,226)
Amounts due to related party September 30, 2019	$1,360,592

Note 18 – Revenue Concentrations

The Company sells to commercial customers in foreign markets. The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the periods ended September 30, 2019 and 2018:

Customer	September 30, 2019	September 30, 2018
A	80%	69%

The following is a summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended September 30, 2019 and December 31, 2018:

Customer	September 30, 2019	December 31, 2018
A	32%	60%
B	27%	16%
C	15%	*
D	10%	*

None of the balances listed in the table above have become overdue as of October31, 2019. Amounts indicated with an * denote amounts less than 10%.

Note 19 – Convertible Note

On August 27, 2019, the Company executed a Convertible Note in favor of EMA FINANCIAL LLC., a Delaware limited liability company, in the principal amount of $310,000. The Note bears interest at a rate of 8% per annum. The Note carries an original issue discount of $10,000, to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note. The company has the right to repay the note in full or partially under the prepayment factors: 110% within 1-60 days, 115% within 61-120 days, and 120% within 121-180 days. After the initial 180 days the holder has the right to convert any outstanding balance of the principal and interest into common stocks shares at a discount of 25% of the lowest trading stock price.

The Company determined that the conversion feature of the Convertible Note represents an embedded derivative since the Note is convertible into a variable number of shares upon conversion. Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability. Accordingly, all convertible instruments issued after August 27, 2019 are considered derivatives according to the Company’s sequencing policy.

The fair value for the Company's derivative liability as at September 30, 2019 is based upon the following management assumptions:

	Minimum	Maximum
Volatility	191.90%	232.41%
Risk Free rate	1.77%	1.78%
Life	0.91	1.00

Note 20 – Subsequent Events

On October 14, 2019, the Board of Directors of Petrogress, Inc. increased the number of members constituting the Board of directors to two and appointed Dr. Demetrios Pierides to serve as a director and Executive Vice President.

On October 22, 2019, Petrogress, Inc. entered into a Securities Purchase Agreement with Christos Traios, a director and officer of the Company, to acquire all of the issued and outstanding shares of capital stock of Libertus Marine Ltd., a Marshall Islands limited liability company, which upon closing became a wholly owned subsidiary of the Company. As consideration for the acquisition, the Company issued to Mr. Traios 142,858 shares of Company Common Stock, par value $0.001 per share. LML was primarily organized to negotiate the purchase of a new vessel to be added to the Company’s fleet. LML has negotiated the purchase of a vessel which is expected to be purchased and delivered within November 2019.

On October 1, 2019, the Company concluded the negotiations to lease two Gas refilling stations in the Main land of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We expect to complete the renovation and have them ready for operations within three months’ time. The gas Stations will be operated by our Hellenic branch in Greece.

Effective as on November 8, 2019, the Company through its subsidiary Libertus Marine Ltd., concluded the acquisition of MV RESTA. Arrangements are in progress to shift the vessel from her delivered Gythio port to the Company’s base at Piraeus port to commence the necessary repairs, reflagging and her re-classification.

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

Business Environment and Outlook

Petrogress, Inc. is an oil energy and sea transportation company with business activities in the following countries: Greece, Cyprus and Ghana. Our earnings currently depend primarily on the profitability of our crude oil sales. The biggest factor affecting the results of operations is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2018. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a reduction in supply growth should bring global markets into balance. However, the timing or sustainability of any such increase in prices is unknown. In the Company's downstream business, crude oil is the largest cost component of refined products. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

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

Downstream: In February 28, 2018, our wholly owned subsidiary, Petrogres Co. Limited entered into the Platon Partnership Agreement creating an equal partnership between Petrogres Co. Limited and Platon Gas Oil Ghana Limited (“PGO”), an unrelated third party which owns an oil refinery and serves as a refiner of crude oil and various petroleum products based in Ghana. The Platon Partnership Agreement is intended to be renewed by both Petrogres Co. Limited and PGO on an annual basis and pursuant its terms. Petrogres Co. Limited will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGO. The storage capacity under the Platon Partnership Agreement is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. Petrogres Co. Limited and PGO both plans to invest additional funds to upgrade the processing monthly capacity into refined products of Gas Oil, Naphtha, and fuel in view of the high local demand. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogres Co. Limited and PGO. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between Petrogres Co. Limited and PGO. As of the date the Platon Partnership Agreement was executed, PGL ceased other sales of crude to third customers in West Africa.

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

On October 1, 2019, we concluded the negotiations to lease two Gas refilling stations in the Main land of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We expect to complete the renovation and have them ready for operations within three months’ time. The gas Stations will be operated by our Hellenic branch in Greece.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Total revenues for the three months ended September 30, 2019, increased by $3,737,123 or approximately 161%.

Key Financial Results	Three Months Ended September 30,
	2019	2018
Revenues from crude oil sales	$4,984,265	$1,902,142
Revenues from gas oil sales	828,000	-
Revenues from freights and hires	244,000	264,500
Other Revenues	-	152,500
Total Revenues	$6,056,265	$2,319,142

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Crude oil purchase cost	$4,765,469	$923,141
Gas oil purchase cost	570,000	-
Shipping expenses	-	95,654
Total cost of goods sold	$5,335,469	$1,018,795

General and administrative expenses for the three months ended September 30, 2019 and 2018 were $285,048and $437,059, respectively.

For the three months ended September 30, 2019, the Company experienced net loss of $262,579 compared to net income of $412,111 for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Total revenues for the nine months ended September 30, 2019, decreased by $180,198 or approximately 2%.

Key Financial Results	Nine Months Ended September 30,
	2019	2018
Revenues from crude oil sales	$6,901,443	$5,774,306
Revenues from gas oil sales	1,128,000	738,500
Revenues from freights and hires	542,500	1,812,600
Other Revenues	11,000	437,735
Total Revenues	$8,582,943	$8,763,141

Directly related to our sales activity and volumes, we experienced the following cost of sales amounts for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Crude oil purchase cost	$5,931,221	$3,308,856
Gas oil purchase cost	810,000	171,500
Shipping expenses	-	1,775,600
Total cost of goods sold	$6,741,221	$5,255,956

General and administrative expenses for the nine months ended September30, 2019 and 2018 were $603,562 and $796,815, respectively.

For the nine months ended September 30, 2019, the Company experienced net loss of $1,091,357 compared to net income of $763,218 for the nine months ended September 30, 2018.

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

As of September 30, 2019, and December 31, 2018, allowances for doubtful accounts were $130,550 and $344,466, respectively.

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

As of September 30, 2019, and 2018, the basic weighted average number of shares of Common Stock of the Company was 3,860,285 and 3,396,798, respectively. Since the Company has a net loss for both periods there is no dilutive effect for those specific periods.

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

Off Balance Sheet Arrangements

As of September 30, 2019, we did not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

At September 30, 2019and December 31, 2018, the Company had cash and cash equivalents of $435,335 and $661,010, with corresponding working capital of $5,390,256 and $5,570,494, respectively.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and expenses associated with SEC regulatory compliance. Petrogress, Inc. depends on its subsidiary’s incomes, inasmuch as the Company's principal sources of cash are net cash provided from operating subsidiaries activities, which includes the sale and shipment of petroleum products, and cash contributed to the Company by Christos Traios, our President, Chief Executive Officer and controlling stockholder. On August 27, 2019, the Company also executed a Convertible Note, in the principal amount of $310,000.

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

Item3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Christos Traios, our Chief Executive Officer and Evangelos Makris, our Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures as of September 30, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2019, the Company issued an 8% Convertible Note in favor of EMA FINANCIAL LLC., a Delaware limited liability company, in the principal amount of $310,000. The Note bears interest at a rate of 8% per annum. The Note carries an original issue discount of $10,000 which is included in the principal balance of the Note. The Company has the right to repay the note in full or partially under the prepayment factors: 110% within 1-60 days, 115% within 61-120 days, and 120% within 121-180 days. After the initial 180 days the holder has the right to convert any outstanding balance of the principal and interest into common stocks shares at a discount of 25% of the lowest trading stock price.

The issuance of the 8% Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosure

None.

Item 5 - Other Information

Effective November 8, 2019, the Company, through its subsidiary Libertus Marine Ltd., concluded the acquisition of a new vessel known as MV RESTA. Arrangements are in progress to shift the vessel from her delivered Gythio port to the Company’s base at Piraeus port to commence the necessary repairs, reflagging and her re-classification.

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

November 14, 2019	Petrogress, Inc.

	By:	/s/ Christos P. Traios
Christos P. Traios
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ EvangelosMakris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350**
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*
*	Filed herewith.
**	Furnished herewith