Form 10-K
period 2019-12-31
PETROGRESS, INC
filed 2020-05-13
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:      December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 000-55854

(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

c/o: 1, Akti Xaveriou - 5th Floor - Piraeus - Greece	18538
(Address of principal executive offices)	(Zip Code)
+30 (210) 459-9741
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (675,649 shares of common stock) as of June 30, 2019 was $1,310,759. This amount is based on the closing price at which the common equity was last sold ($1.94) as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of Petrogress, Inc. Common Stocks outstanding as of May 12, 2020 was 5,238,201.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents

ITEM		PAGE
	INTRODUCTORY COMMENT	2
	Caution Regarding Forward-looking information

	PART I
Item 1.	Business	3-5
	General Development of Business
	Factors Related to our Fleet Operations	6-8
	Information on the Company and Subsidiaries	8-11
Item 1A.	Risk Factors	11-16
Item 1B	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Mine Safety Disclosures	16
	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 10.	Other Information	19
	PART III
Item 11.	Directors, Executives Officers and Corporate Governance	20
Item 12.	Executive Compensations	21
Item 13.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 14.	Certain Relationships and Related Transactions, and Directors Independence	22
Item 15.	Principal Accounting Fees and Services	22
	PART IV
Item 16.	Exhibits, Financial Statement Schedules	55-56
	Signatures	57

Page | 1

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. Our significant subsidiaries are “Petronav Carriers LLC.,”, “Petrogress Int’l LLC.” and “Petrogres Africa Co. Limited”.

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

Page | 2

PART I

Item 1 – Business

General Development of Business

Summary Description of Petrogress

Petrogress Inc. (Delaware*), is an integrate energy company, engaged in the upstream, downstream and midstream segments. The Upstream segment consist of exploration, and production of crude oil in West Africa, associated with processing and storage. The downstream segment comprises refining of crude oil into petroleum products, marketing of crude oil and the refined products; marine and land transportation, marketing, and retailing of Gas Oil, Naphtha, Fuels and lubricants. The company operates Internationally through its wholly owned subsidiaries "Petrogress Int'l LLC.", “Petrogress Africa Co. Ltd.” and "Petronav Carriers LLC.". Petrogress is involved in diversified oil and gas activities throughout West Africa, and has also branches and representations in Cyprus, Ghana and Nigeria. Also provides sea-transportation services -as an independent established Maritime Company- by its tankers fleet and ships either its own oil products or third parties. Since last year, the company entered into the retailing market by operating a number of Gas-filling stations in Ghana and Greece.

The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 - USA

●	Additional information and history of the company and its major subsidiaries, their operations and locations presented below on pages 8 to 10.

Our strategy is to deliver competitive and improving corporate level returns by focusing our capital investment in the lower cost, with higher margin resources. See Item 8, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a more detailed discussion of our operating results, cash flows and liquidity.

Overview of Petroleum Industry

Petroleum industry operations and profitability are influenced by many factors. Prices for crude oil, petroleum products and petrochemicals are generally determined by supply and demand. Production levels from the members of the Organization of Petroleum Exporting Countries (OPEC), Russia and the United States are the major factors in determining worldwide supply. Demand for crude oil and its products is largely driven by the conditions national and global economies, although weather patterns and taxation relative to other energy sources also play a significant part. Laws and governmental policies, particularly in the areas of taxation, energy and the environment, affect where and how companies invest, conduct their operations and formulate their products and, in some cases, limit their profits directly. Strong competition exists in all sectors of the petroleum and petrochemical industries in supplying the energy, fuel and chemical needs of industry and individual consumers.

Operating Environment

Petrogress operates as a holding company and conduct business primarily through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of our affiliated tanker fleet; Petrogress Int’l LLC., which engages in crude-oil purchase and sales and is the holding company of the subsidiaries that currently conducting business in U.S., Greece, Cyprus and Ghana, and Petrogress Africa Co. Ltd.

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

* On November 16, 2016, Petrogress, Inc., filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation.

Page | 3

Throughout our history, we have expanded our business capabilities through strategic alliances, select business and vessel acquisitions, and the establishment of new service centers. In February 2019, we commenced negotiations with government of Ghana to lease a free zone land in Takoradi port to build a tanks-farm with storage capacity of 100,000 cubic meters. Furthermore, we have applied our LOI to Ghana National Petroleum Co., by expressing our interest to lease two off shore blocks at Salt Pond basin, where we intend to explore the production of oil. In addition, a proposal for the renovation and repairs of the idle oil platform “AGK 1” submitted to Ghana Energy Ministry and GNPC, to operate the platform and commence the oil production in the existence oil field of Salt pond under a petroleum agreement that will be executed among Petrogress Africa and the Ghanaian authorities.

Other Businesses

On March 6, 2019, we entered into an Exclusive Distribution Agreement with Dana Lubricants Factory LLC. (“Dana Lubes”), a United Arab Emirates based lubricant oil manufacturer, pursuant to which, Petrogress Int’l LLC. is designated as the exclusive agent for distribution of products manufactured and branded by Dana Lubes throughout western Africa.

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to complete and have them ready for operations within three months’ time. The gas Stations shall be operated by our Hellenic branch in Greece and we expect to be ready by June 2020.

On November 2019, the company added one more tanker ship on its -Petronav- fleet, with an intention to engage her in the shipping and trade of bulk lubricants and clean petroleum products in the area of Greece and use her for the supply of its own Gas Stations.

Delivery Commitments

The company sells crude oil and gas oil from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from its Ghana refinery partnership and its supplier’s production.

Major Customers

We are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which is concentrated in our Partnership with Platon Oil Refinery. In 2019, sales to Platon refinery accounted for approximately 88% of our total revenues. In 2018, sales to Platon accounted for approximately 87% of our total revenues

Market Condition

Crude oil and Petrochemicals benchmarks decreased in 2019 as compared to the same period of 2018. As a result, we experienced decreased price realization associated with those benchmarks. We continue to expect crude oil prices to remain volatile based on local supply and demand, which will result a decrease in our price realization during 2020.

Sales and Marketing

Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. We also market products and services through our offices in Ghana, Cyprus and our representations or partnerships. Our sales force interacts with our established customers and markets our oil sales and services to local distributors. We believe our level of customer service, years of experience in the industry, and reputation for reliability are significant factors in retaining our customers and attracting new customers. Our sales and marketing approach are designed to create awareness of the benefits and advantages of our sales and services. We are active in industry trade shows and other available public forums.

The table below shows our trading products volumes and services provided during 2019:

Products and services	Volumes
● Crude Oil	1,035,000	Barrels
● Gas Oil	6,200,000	Liters
● Naphtha	4,600,000	Liters
● IFO	3,200,000	Liters
● Lubricants	260,000	Liters
● Ships voyages	78	Laden voyages

Page | 4

Commodities trade activity

Our commodities trade activity depends mostly on the crude oil supply though our suppliers and the competitive purchase prices. Our commodities activities were higher than 2018 and for the year ended December 31, 2019 we achieved total commodities sales of $15,506,924 an increase of $6,516,962 or +72% compared to 2018. Such increase reflects our management continues efforts to improve the company’s sales.

Shipping trade activity

Our shipping activities are driven primarily by the number of vessels in our fleet and the number of operating days during which our vessels generate revenues. In addition, our shipping activities are affecting also with a number of factors, including the amount of time that our ships remain positioning, the amount of time our vessels spend in undergoing repairs and maintenance due to their age. Our vessels employment relies, (i) on time-charter they are operating and servicing our affiliate oil trading company Petrogress Int’l, by moving its own petroleum products, and (ii) in the spot market by chartering them to third party charterers. Our vessels operating revenues for the year ended December 31, 2019 was $989,313.

Commodities operating expenses

Our commodities operating expenses is related to the location, the terms and conditions we are receiving our crude oil, the logistics cost, the final cost of the process into refined products, and a number of miscellaneous factors beyond of our control. Operating expenses includes, shipping and logistics, fuels supplies, cargo surveys, loading and unloading expenses, agencies and representations, any miscellaneous related to commodities trade. For the year ended December 31, 2019 our operating expenses increased by $554,965 compared to 2018.

Vessels operating expenses

Our vessels fleet operating expenses include crew wages and related costs, insurances, condition surveys, expenses for repairs and maintenance, classification surveys and certificates, the cost of spare parts and consumable stores, lubricants, bunkers, tonnage taxes and other miscellaneous expenses. Factors beyond our control, some of which may affect the shipping industry in general, including acts of God, terrorism or piracies attacks, may also increase significantly these expenses. For the year ended December 31, 2019, we recorded a loss of $1,698,688 compared to an income of $329,368 for 2018.

We have recognized an loss of $894,306 which relates and resulted due to, (i) the hijacking of one of our vessels, and (ii) the long period that two of our vessels remained idle for repairs and maintenance. Losses recorded for the year ended December 31, 2019 were $2,592,994 compared to an income of $478,513 for 2018.

Depreciation

We depreciate our tankers fleet on the historical purchase cost over their estimated remaining useful economic lives. We have estimated the useful lives of our tankers for 10years from the purchased year. Depreciation is based on the purchased cost, less the estimated scrap value. Depreciation expense at the year ended December 31, 2019 decreased by 1% or $914,748 from $927,596 in the year ended December 31, 2018.

Drydocking and Special Survey costs of vessel

We follow the deferral method of accounting for drydocking and special survey costs. Actual costs incurred are deferred and are amortized on a straight-line basis over the period until the scheduled survey, which is two and a half years. If special survey of drydocking is performed prior to the scheduled date, the remaining unamortized balances are immediately written-off. A vessel at drydock performs certain assessments, inspections, refurbishments, replacement required by the classification society. In addition, specialized equipment is required to be renewed and replaced on a vessel which likely are not available at the ports where our ships trade.

Competition

Competition exists in all sectors of the oil and gas industry and we compete with major integrated and independent oil companies, and to a lesser extent, companies that supply alternative sources of energy. We compete, in particular, in the supply of crude oil, acquisition of oil and other petrochemicals, the marketing and delivery of our production into local’s commodity markets and for the equipment required for the shipping, refining and development of those products. Principal methods of competing include low cost of supply, engineering and technology for the refining, experience and expertise, economic analysis in connection with portfolio management, and safely operating and producing properties. See Item 1A. Risk Factors for discussion of specific areas in which we compete and related risks.

Page | 5

Factors related to our Fleet Operations

Management of our Fleet

Through our wholly owned subsidiary, Petronav Carriers LLC., we are operating as an international maritime company servicing by our tankers fleet the sea-transportation of liquid products. Petronav, manages and operates the fleet through a number of subsidiaries incorporated in the Republic of Marshall Islands as stated above. Our fleet is mostly employed in long-term by the affiliated company, Petrogress Int’l and ship its own products from the loading places to destinations. Additionally, we employ our vessels to a number of independent charterers in the spot market. As managers, we maintain our qualify certifications for the management of our fleet and provide by our expertise technical support and commercial service. Our Manager is regarded as an innovator in operational and technological aspects of the International Shipping community with more than 25years professional experience. In addition to shore staff, 65 people served on board the vessels of our fleet.

Risk of Loss and Liability Insurance

The operation of any vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. The U.S. Oil Pollution Act of 1990, or OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the United States market.

Environmental and Other Regulations

Government regulation significantly affects the ownership and operation of our vessels. They are subject to international conventions, national, state and local laws, regulations and standards in force in international waters and the countries in which our vessels may operate or are registered, including those governing the management and disposal of hazardous substances and wastes, the cleanup of oil spills and other contamination, air emissions, wastewater discharges and BWM.

These laws and regulations include OPA, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the U.S. Clean Water Act, MARPOL, regulations adopted by the IMO and the EU, various volatile organic compound air emission requirements and various SOLAS amendments, as well as other regulations described below.

Environmental Regulation—International Maritime Organization; Our vessels are subject to standards imposed by the IMO (the United Nations agency for maritime safety and the prevention of pollution by ships). The IMO has adopted regulations that are designed to reduce pollution in international waters, both from accidents and from routine operations. These regulations address oil discharges, ballasting and unloading operations, sewage, garbage, and air emissions. For example, Annex III of MARPOL, regulates the transportation of marine pollutants, and imposes standards on packing, marking, labeling, documentation, stowage, quantity limitations and pollution prevention. These requirements have been expanded by the International Maritime Dangerous Goods Code, which impose additional standards for all aspects of the transportation of dangerous goods and marine pollutants by sea. The operations of our vessels are also affected by the requirements set forth in the ISM Code, which was adopted in July 1998. The ISM Code requires shipowners to develop and maintain an extensive SMS that includes the adoption of a safety and environment protection policy setting forth instructions for safe operations and procedures for dealing with emergencies.

Environmental Regulation—The U.S. Oil Pollution Act of 1990; OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. It applies to discharges of any oil from a vessel, including discharges of fuel oil and lubricants. OPA affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which include the United States' territorial sea and its two hundred nautical mile exclusive economic zone. Under OPA, vessel owners, operators and bareboat charterers are "responsible parties" and are jointly, severally and strictly liable (unless the discharge of oil results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels.

Environmental Regulation—CERCLA; CERCLA governs spills or releases of hazardous substances other than petroleum or petroleum products. The owner or operator of a ship, vehicle or facility from which there has been a release is liable without regard to fault for the release, and along with other specified parties may be jointly and severally liable for remedial costs. Costs recoverable under CERCLA include cleanup and removal costs, natural resource damages and governmental oversight costs. Liability under CERCLA is generally limited to the greater of $300 per gross ton or $0.5 million per vessel carrying non-hazardous substances ($5.0 million for vessels carrying hazardous substances), unless the incident is caused by gross negligence, willful misconduct or a violation of certain regulations, in which case liability is unlimited. The USCG's financial responsibility regulations under OPA also require vessels to provide evidence of financial responsibility for CERCLA liability in the amount of $300 per gross ton.

Page | 6

Environmental Regulation—The Clean Water Act; The U.S. Clean Water Act (the "CWA"), prohibits the discharge of oil or hazardous substances in navigable waters and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA, discussed above. Under U.S. Environmental Protection Agency ("EPA") regulations, we are required to obtain a CWA permit regulating and authorizing any discharges of ballast water or other wastewaters incidental to our normal vessel operations if we operate within the three-mile territorial waters or inland waters of the United States. The permit, which the EPA has designated as the Vessel General Permit for Discharges Incidental to the Normal Operation of Vessels ("VGP"), incorporates U.S. Coast Guard requirements for BWM, as well as supplemental ballast water requirements and limits for 26 other specific discharges. Regulated vessels cannot operate in U.S. waters unless they are covered by the VGP. To do so, owners of commercial vessels greater than 79 feet in length must submit a Notice of Intent ("NOI"), at least 30 days before the vessel operates in U.S. waters. To comply with the VGP, vessel owners and operators may have to install equipment on their vessels to treat ballast water before it is discharged or implement port facility disposal arrangements or procedures at potentially substantial cost. The VGP also requires states to certify the permit, and certain states have imposed more stringent discharge standards as a condition of their certification. Many of the VGP requirements have already been addressed in our vessels' current ISM Code SMS Plan.

Environmental Regulation—The Clean Air Act; The Federal Clean Air Act ("CAA") requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to CAA vapor control and recovery standards for cleaning fuel tanks and conducting other operations in regulated port areas and emissions standards for so-called "Category 3" marine diesel engines operating in U.S. waters. Several states regulate emissions from vessel vapor control and recovery operations under federally approved State Implementation Plans. The California Air Resources Board has adopted clean fuel regulations applicable to all vessels sailing within 24 miles of the California coast whose itineraries call for them to enter any California ports, terminal facilities or internal or estuarine waters. Only marine gas oil or marine diesel oil fuels with 0.1% sulfur content or less will be allowed. If new or more stringent requirements relating to marine fuels or emissions from marine diesel engines or port operations by vessels are adopted by the EPA or any states, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.

Environmental Regulation—Other Environmental Initiatives; The EU has also adopted legislation that requires member states to impose criminal sanctions for certain pollution events, such as the unauthorized discharge of tank washings. The Paris Memorandum of Understanding on Port State Control ("Paris MoU"), to which 27 nations are parties, adopted the "New Inspection Regime" ("NIR"), effective January 1, 2011. The NIR is a significant departure from the previous system, as it is a risk-based targeting mechanism that will reward quality vessels with a smaller inspection burden and subject high-risk ships to more in-depth and frequent inspections.

Vessel Security Regulations; Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 ("MTSA") came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to SOLAS created a chapter of the convention dealing specifically with maritime security. The chapter went into effect in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the International Ship and Port Facilities Security ("ISPS") Code.

IMO Cyber security; The Maritime Safety Committee, at its 98th session in June 2017, also adopted Resolution MSC.428(98)—Maritime Cyber Risk Management in Safety Management Systems. The resolution encourages administrations to ensure that cyber risks are appropriately addressed in existing SMS no later than the first annual verification of the company's Document of Compliance after January 1, 2021. Owners risk having ships detained if they have not included cyber security in the ISM Code SMS on their ships by January 1, 2021.

Vessel Recycling Regulations; The EU has also recently adopted a regulation that seeks to facilitate the ratification of the IMO Recycling Convention and sets forth rules relating to vessel recycling and management of hazardous materials on vessels. In addition to new requirements for the recycling of vessels, the regulation contains rules for the control and proper management of hazardous materials on vessels and prohibits or restricts the installation or use of certain hazardous materials on vessels. The new regulation applies to vessels flying the flag of an EU member state and certain of its provisions apply to vessels flying the flag of a third country calling at a port or anchorage of a member state. For example, when calling at a port or anchorage of a member state, a vessel flying the flag of a third country will be required, among other things, to have on board an inventory of hazardous materials that complies with the requirements of the new regulation and the vessel must be able to submit to the relevant authorities of that member state a copy of a statement of compliance issued by the relevant authorities of the country of the vessel's flag verifying the inventory. The new regulation will take effect on non-EU-flagged vessels calling on EU ports of call beginning on December 31, 2020.

Page | 7

Permits and Authorizations

We are required by various governmental and other agencies to obtain certain permits, licenses and certificates with respect to our vessels. The kinds of permits, licenses and certificates required by governmental and other agencies depend upon several factors, including the commodity being transported, the waters in which the vessel operates, the nationality of the vessel's crew and the age of a vessel. Additional laws and regulations, environmental or otherwise, may be adopted which could limit our ability to do business or increase the cost of performing our business.

Inspections by Classification Societies

Every seagoing vessel must be "classed" by a classification society. The classification society certifies that the vessel is "in class," signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned. The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned. For maintenance of the class, regular and extraordinary surveys of hull and machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

Annual Surveys; For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable, on special equipment classed at intervals of 12 months from the date of commencement of the class period indicated in the certificate.

Intermediate Surveys; Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

Class Renewal Surveys; Class renewal surveys, also known as special surveys, are carried out on the ship's hull and machinery, including the electrical plant, and on any special equipment classed at the intervals indicated by the character of classification for the hull. During the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of funds may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period is granted, a shipowner has the option of arranging with the classification society for the vessel's hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. At an owner's application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

Information on the Company and Subsidiaries

History and development

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

On March 9, 2016, our Board of Directors approved an amendment to our Articles of Incorporation to change the Company’s name to Petrogress, Inc. On March 15, 2016, Mr. Traios was appointed Chief Executive Officer of the company. On November 16, 2016, Petrogress, Inc. filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation.

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

Page | 8

Description of our Subsidiaries

Petrogres Co. Limited. (PGL), is a Marshall Islands corporation, incorporated in 2009 for the purpose of supplying crude oil and other oil products in West Africa. Since its inception, Petrogres Co. Limited has evolved its business from focusing solely on fleet and tanker ship operations to expand into the oil and gas industry as a trader and merchant of oil. Over the last five years, Petrogres Co. Limited has strengthened its position in the oil and gas industry by combining its regional market knowledge with over 25 years of experience to successfully establish both its midstream and downstream operations to serve markets primarily located in West Africa and the Mediterranean.

On April 1, 2019, Petrogres Co. Limited and Petrogress Int’l LLC., entered into a merger agreement pursuant to which Petrogres Co. Limited, a wholly owned subsidiary of Petrogress Inc., merged with PIL, the surviving company.

On February 28, 2018, Petrogres Co. Limited entered into a Partnership Agreement (the "Platon Partnership Agreement") creating an equal partnership with Platon Gas Oil Ghana Limited ("PGOR"), which owns an oil refinery and serves as an importer of various petroleum products based in Ghana. The Platon Partnership Agreement is renewed on an annual basis and pursuant its terms, Petrogres Co. Limited will supply crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGOR. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogres Co. Limited and PGOR. After deducting the operating expenses, the net profits from the sale of the petroleum products are split evenly between Petrogres Co. Limited and PGOR.

Petrogress Int’l LLC. (PGI), is a Delaware limited liability company, acquired by the Company in September 2017. Petrogress Int’l LLC. serves as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy organization.

In September 2017, Petrogress Int’l LLC. acquired 90% of the shares of Petrogres Africa Company Limited from Christos Traios, our President, Chief Executive Officer and Director. Petrogres Africa Company Limited holds a current Ghanaian business permit and is authorized to conduct local sales of oil products and operation of a shipping business from the Port of Tema in Greater Accra. Port facilities in Tema provide a service and operations hub for Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana’s Tano Basin offshore oil fields in the Gulf of Guinea.

In October 2017, through Petrogress Int’l LLC., the Company formed the PG Cypyard & Offshore Service Terminal Ltd., to obtain a long-term lease from Cyprus Port Authorities (CPA) of Vassiliko energy port. The project is ongoing, and we are under negotiations with CPA.

On April 1, 2019, Petrogress Int’l LLC., entered into a merger agreement pursuant to which Petrogres Co. Limited, a wholly owned subsidiary of Petrogress, merged with and into PGI, the surviving company. The merger became effective as of April 1, 2019 and all operations, activities and contracts of Petrogres Co. Limited transferred to Petrogress Int’l LLC., as the surviving company.

Apart of the above, on March 2019, PIL entered into an exclusive agreement with Dana Lubricants Company (a company based in Dubai of UAE), and commenced the marketing and distribution of lubricants under which we market through our subsidiary Petrogres Africa Co. Ltd. We consider this business as complementary to our downstream operations. We plan to expand the distribution of lubricants throughout our service center in Ghana and other countries in West and Central Africa

PGI’s division comprise a number of potential projects around the world with a mission to acquire, appraise and develop commercial oil and gas assets in established basins and emerging frontiers in West Africa by creating strategic affiliates and partnerships which includes oil exploration and production, storing and facilities to provide service to offshore platforms. Our core of business creates shareholder value by oil and gas reserves and production growth, and they also contribute to economic development where they operate. Through our partnerships with strong partners, employees, local communities, contractors and other stakeholders PGI’s affiliates help create and develop sustainable interventions.

Petrogress Africa Co. Ltd. (PGAF), as noted above, effective September 30, 2017, Petrogress Int'l LLC. purchased from Christos Traios, 90% of the issued and outstanding shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited Company. PGAF was incorporated in the summer of 2017 and holds a current Ghanaian business permit. PGAF is authorized to conduct local sales of oil products and shipping business from the Port of Tema in Greater Accra. Port facilities in Tema will provide a service and operations hub for the Company tankers currently involved in West Africa and Nigerian oil trading and transport.  The Port of Tema also serves as a secondary hub for repair, supply and transport ship operators servicing Ghana's Tano Basin offshore oil fields in the Gulf of Guinea. In addition to the said activities, we consider our presence in Ghana vital for our future operations plans in West Africa where has become a worldwide attraction in infrastructure projects, including energy which is critical for Africa development and growth.

Page | 9

Petronav Carriers LLC. (“PCL”), was formed in Delaware in March 2016 for the purpose of managing the day-to-day operations of our vessels, which are used to transport petroleum products to various countries in West Africa. PCL manages our fleet from its business office at Piraeus. Our management team includes several executives with extensive experience in shipping operations and have demonstrated substantial ability in managing the commercial, technical and financial aspects of our business. Currently PCL owns five vessels through separate wholly owned subsidiaries as described below:

Vessel-Owned Subsidiary	Incorporation		Vessel’s name & Capacity
Shiba ship-management Ltd.	Marshall Islands	2010 est	APECUS	5,750 CBM
Danae Marine Ltd.	Marshall Islands	2011 est	OPTIMUS	4,720 CBM
Invictus Marine S.A.	Marshall Islands	2012 est	INVICTUS	3,480 CBM
Entus Marine Ltd.	Marshall Islands	2015 est	ENTUS	2,800 CBM
Libertus Marine Ltd.	Marshall Islands	2018 est	LIBERTUS	1,200 CBM

During November 2019, the company added one more tanker ship on its -Petronav- fleet, with an intention to engage her in the shipping and trade of bulk lubricants and clean petroleum products in the area of Greece and use her for the supply of its own Gas Stations.

The company values its team, which consist of skilled and experienced management, port captains, technicians, ship officers, as well as specialists in the areas of safety, commercial and personnel management, ships finance and insurance.

PGL & PGOR Ghana Refinery Partnership, on February 2018, Petrogress entered into a Partnership agreement (PSA) with Platon Ghana Oil Refinery (PGOR) -an unrelated third party- with the purposes of buying crude oil and refining into petrochemical products. Pursuant to the PSA terms, Petrogress will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGOR. The storage capacity under the Partnership Agreement is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. Petrogress and Platon both plans to invest additional funds to upgrade the processing monthly capacity into refined products of Gas Oil, Naphtha, and fuel in view of the high local demand. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogress and Platon. After deducting the operating/processing expenses, the net profits from the sale of the products are split evenly between Petrogres and Platon. As of the date the Platon Partnership Agreement was executed, Petrogress ceased other sales of crude to third customers in West Africa. The Company accounts for this agreement under ASC 808-10, Collaborative Agreements, and has recognized the portion of revenues and expenses attributed to the Company.

Petrogress Hellas (PGH), is registered and domesticated in the Hellenic Republic on April 2015. Today is served as a Branch of Petrogress Int’l LLC. and handle all the local oil sales and trading operations, including the representation and the management of our tankers fleet. As of November 2019, the company entered into the gas stations operations and leased three gas stations in the southern Greece area.

PG Cypyard & Offshore Terminal Ltd. (PGC), is a Cyprus Limited liability entity formed in November 2017 and is wholly owned subsidiary of Petrogress Int’l LLC. The company formed for the purpose of participating in the tender of lease and build the LNG Terminal in Vassiliko Port. The negotiations with Cyprus Authorities are ongoing and we expect the tender to open within 2020 -2021.

Environmental, Health and Safety Matters

The Health, Environmental, Safety Responsibility of our Directors is responsible for overseeing our position on public issues, including environmental, health, and safety matters. Our directors have the responsibility to ensure that our operating organizations maintain environmental compliance systems that support and foster our compliance with applicable laws and regulations. Our team oversees and responds to any emergency incident involving us or any of our properties.

Our business is subject to numerous laws and regulations relating to the protection of the environment, health and safety, including the ships navigation and trading. In some cases, these laws and regulations can impose strict liability for the entire cost of clean-up on any responsible party without regard to negligence or fault and impose liability on us, as owners or operators of our assets.

Employees

As of December 31, 2019, Petrogress Inc. and its consolidated subsidiaries employed 12 employees located in Greece through Petrogres Hellas Co., a branch of Petrogress Int’l LLC. Petrogres Africa Company Limited has 10 employees located in Ghana, the subsidiary of Petrogress Int’l LLC., and approximately 65 full-time laborers and crew members which are employed by Petronav Carriers LLC. In addition, the Company has one contract employee in Cyprus and one commission and bonus compensation representative in Nigeria.

Page | 10

Management

Our operations are managed under the supervision of our officers (Managers) and our board of directors. We believe that our Managers has built a strong reputation in the oil and shipping community by providing customized, high-quality operational services in efficient manner for both energy and sea-transportation. The CEO is also our largest shareholder.

Information about our Executive Officers

The executive officers of Petrogress and their ages as of May 5, 2020, are as follows:

Officers Names	Age	Positions
Christos P. Traios	60	President / Chief Executive Officer
Evangelos Makris	37	Chief Financial Officer
Dimitrios Pierides	72	Executive Vice President

Information relating to the company’s executive officers included on page 20.

Trademarks, Patents and Licenses

We are not holding currently any patents and trademarks, a part of the gas-stations licenses and brand name in Greece.

Available Information

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

We make available, free of charge on our website www.petrogressinc.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other reports and filings with the SEC as soon as reasonably practicable after the reports are filed or furnished. Information contained on or connected to our website is not incorporated by reference into this Report and should not be considered part of this Report or any other filing that we make with the SEC. Our SEC filings are also available in hard copy, by contacting us at +30 (210) 4599741 or mailing to our operating address, 1 Akti Xaveriou, Piraeus 18538 – Greece.

Item 1A - Risk Factors

We are subject to various risks and uncertainties in the course of our business. The following summarizes significant risks and uncertainties that may adversely affect our business, financial condition or results of operations. When considering an investment in our securities, you should carefully consider the risk factors included below as well as those matters referenced in the foregoing pages under “Disclosures Regarding Forward-Looking Statements” and other information included and incorporated by reference into this Annual Report on Form 10-K.

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

We have incurred losses from operations since inception and continued losses threaten our ability to remain in business and pursue our business plan. Since the reverse merger in 2016, we have incurred cumulative losses of approximately $1,434,645 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

Page | 11

Our limited operating history makes it difficult for you to evaluate the merits of purchasing our common stock. We have been in business for just over three years and are an early revenue-stage enterprise. Our limited revenues and sales do not provide a sufficient basis for you to assess our business and prospects. You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. We are subject to the risks inherent in any new business in a highly competitive marketplace. Products and services that we have recently introduced or plan to introduce in the near future increase our new-business risks and your difficulty in assessing our prospects. You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed. Your purchase of our common stock should be considered a high-risk investment because of our unseasoned, early stage business which may likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject.

We will incur increased costs as a result of being a public company. These costs will adversely impact our results of operations. As a public company, we will incur significant legal, accounting and other expenses that a private company does not incur. We estimate these costs to be approximately $200,000 annually and include the costs associated with having our financial statements prepared, audited and filed with the Securities and Exchange Commission (SEC) via EDGAR (the Electronic “Data” Gathering, Analysis, and Retrieval system) and XBRL (extensible Business Reporting Language) costs. In addition, we have costs associated with our transfer agent. The Sarbanes-Oxley Act of 2002 (SOX) and related rules resulted in an increase in costs of maintaining compliance with the public reporting requirements, as well as making it more difficult and more expensive for us to obtain directors' and officers' liability insurance. These added costs will delay the time in which we may expect to achieve profitability, if at all.

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

Loss of key personnel could have a material adverse effect on our operations. The Company has not obtained key man life insurance on the life of its’ CEO Christos Traios. The loss of his services could have a material adverse impact on the operations of the Company.

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

Because we generate all of our revenues in U.S. Dollars but incur a significant portion of our expenses in other currencies, exchange rate fluctuations could have an adverse impact on our results of operations. We generate all of our revenues in U.S. Dollars, but we may incur a portion of expenses, such as maintenance and dry-docking costs, in currencies other than the U.S. Dollar. This difference could lead to fluctuations in net income due to changes in the value of the U.S.Dollar relative to the other currencies, in particular the Euro. Furthermore, due to the recent sovereign debt crisis in certain European member countries, the U.S. Dollar-Euro exchange rate has experienced volatility. An adverse movement in these currencies could increase our expenses.

An increase in costs could materially and adversely affect our financial performance. Our vessels operating expenses are comprised of a variety of costs including crew costs, provisions, deck and engine stores, lubricating oil and insurance, many of which are beyond our control. Additionally, repairs and maintenance costs are difficult to predict with certainty and may be substantial. Many of these expenses are not covered by our insurance. Also, costs such as insurance and security could increase. If costs continue to rise, that could materially and adversely affect our cash flows and profitability. Changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business compared to other forms of transportation, such as pipelines. On the other hand, a prolonged downturn in oil prices may cause oil companies to cut down production which could negatively impact market demand for global transportation of petroleum products.

Page | 12

Shipping is an inherently risky business and our insurance may not be adequate. Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, business interruptions caused by mechanical failures, human error, grounding, fire, explosions, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, environmental damage, higher insurance rates, damage to our customer relationships, market disruptions, delay or rerouting. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high inflammability and high volume of the oil transported in tankers. Additional risks may arise against which we are not adequately protected. For example, a catastrophic spill could exceed our coverage and have a material adverse effect on our financial condition. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement ship in the event of a loss. We may also be subject to calls, or premiums, in amounts based not only on our own claim records but also the claim records of all other members of the protection and indemnity associations through which we receive indemnity insurance coverage for tort liability. In addition, our protection and indemnity associations may not have enough resources to cover our insurance claims. Our payment of these calls could result in significant expenses to us which could reduce our cash flows and place strains on our liquidity and capital resources.

We are subject to international safety regulations and requirements imposed by classification societies and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports. The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or “ISM Code.” The ISM Code requires “Safety Management System” ship owners, ship managers and bareboat charterers to develop and maintain an extensive that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. We expect that any vessels that we acquire in the future will be ISM Code-certified when delivered to us. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports, including United States and European Union ports. Furthermore, the hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. If a vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the vessel will be unable to trade between ports and will be unemployable, which will negatively impact our revenues and results from operations.

The risks associated with older vessels could adversely affect our operations. In general, the costs to maintain a vessel in good operating condition increasing as the vessel ages. Our operating fleet we own were built prior to 1995. Due to improvements in engine technology, older vessels typically are less fuel-efficient than more recently constructed vessels. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. Governmental regulations, safety or other equipment standards related to the age of tankers may require expenditures for alterations or the addition of new equipment to our vessels and may restrict the type of activities in which our vessels may engage. There is no assurance that, as our vessels age, market conditions will justify any required expenditures or enable us to operate our vessels profitably during the remainder of their useful lives. If we do not set aside funds and we are unable to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives, which we estimate to be 10 years from their purchased dates. Our cash flows and income are dependent on the revenues earned by our commodities sales vessels hires. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our revenue will decline and our business, results of operations, financial condition, and cash flow would be adversely affected.

Our results of operations could be affected by natural events in the locations in which our customers operate. Many of our customers have operations in locations that are subject to natural disasters, such as severe weather and geological events, which could disrupt the operations of those customers and suppliers as well as our operations. Such geological events can cause significant damage and can adversely affect the infrastructure and economy of regions subject to such events and could cause our customers located in such regions to experience shutdowns or otherwise negatively impact their operations. Upon such an event, some or all of those customers may reduce their orders for crude oil, which could adversely affect our revenue and results of operations. In addition to any negative direct economic effects of such natural disasters on the economy of the affected areas and on our customers and suppliers located in such regions, economic conditions in such regions could also adversely affect broader regional and global economic conditions. The degree to which natural disasters will adversely affect regional and global economies is uncertain at this time. However, if these events cause a decrease in demand for crude oil, our financial condition and operations could be adversely affected.

Page | 13

Consolidation and governmental regulation of suppliers may increase the cost of obtaining supplies or restrict our ability to obtain needed supplies, which may have a material adverse effect on our results of operations and financial condition. We rely on third parties to provide supplies and services necessary for our operations, including brokers, equipment suppliers, caterers and machinery suppliers. Various mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing key supplies. With respect to certain items, we are generally dependent upon the original equipment manufacturer for repair and replacement of the item or its spare parts. Such consolidation may result in a shortage of supplies and services thereby increasing the cost of supplies and/or potentially inhibiting the ability of suppliers to deliver on time. These cost increases or delays could have a material adverse effect on our results of operations and result in downtime, and delays in the repair and maintenance of our vessels.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other applicable worldwide anti-corruption laws. The U.S. Foreign Corrupt Practices Act, or “FCPA,” and other applicable worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws include the U.K. Bribery Act which is broader in scope than the FCPA, as it contains no facilitating payments exception. We operate into some jurisdictions that international corruption monitoring groups have identified as having high levels of corruption. Our activities create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other applicable anti-corruption laws. Although we have policies, procedures and internal controls in place to monitor compliance, we cannot assure that our policies and procedures will protect us from governmental investigations or inquiries surrounding actions of our employees or agents. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from civil and criminal penalties or other sanctions.

We could be negatively impacted by future changes in applicable tax laws, or our inability to take advantage of favorable tax regimes. We may be subject to income or non-income taxes in various jurisdictions, including those in which we transact business, own property or reside. We may be required to file tax returns in some or all of those jurisdictions. We may be required to pay non-U.S. taxes on dispositions of non-U.S. property, or operations involving non-U.S. property may give rise to non-U.S. income or other tax liabilities in amounts that could be substantial. Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by any tax authority. The various tax regimes to which we are currently subject result in a relatively low effective tax rate on our worldwide income. These tax regimes, however, are subject to change, possibly with retroactive effect. Moreover, we may become subject to new tax regimes and may be unable to take advantage of favorable tax provisions afforded by current or future law. For example, there have been legislative proposals that, if enacted, could change the circumstances under which we would be treated as a U.S. person for U.S. federal income tax purposes, which could materially and adversely affect our effective tax rate and cash tax position and require us to take action, at potentially significant expense, to seek to preserve our effective tax rate and cash tax position. We cannot predict the outcome of any specific legislative proposals.

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

• Fluctuations in stock market price and volume

As a public company, we will incur substantial expenses. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately held. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

Page | 14

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules related to the SEC’s penny stock rules The Financial Industry Regulatory Authority (“FINRA” in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a shareholder’s ability to resell shares of our common stock.

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

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders. Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 25% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused and will continue to cause dilution to our stockholders in 2019 and may for the foreseeable future. As of December 31, 2019, we had approximately $310,000 in convertible debt and potential convertible debt outstanding. This convertible debt balance as well as additional convertible debt we incur in the future will cause substantial dilution to our stockholders.

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

Page | 15

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float. The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb investment due to those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Should one or more of the foregoing risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company’s subsidiaries PGH and PGAF leases offices space in Piraeus for monthly rent of $2,863 and in Tema for monthly rent of $600 respectively. Both leases are renewed every two years.

Item 3 – Legal Proceedings

We are the Plaintiffs in a number of legal proceedings arising in the ordinary course of business, including, but not limited to, claims for unpaid charter-hires and freights, non-performed contracts and disputes among some of our contractors.

Item 4 – Mine Safety Disclosures

Not applicable

Page | 16

PART II

Item 5 -  Market for registrant’s Common Equity, related Stockholder matters and issuer purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTC Pink tier of the OTC Markets group Inc., (the “OTC pink”) under the Symbol “PGAS”. The following table shows the reported high and low closing bid prices per share for our Common Stock based on information provided by the OTC Pink. The over-the-counter market quotations set forth for our Common Stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2019	$0.55	$0.34
September 30, 2019	$1.10	$1.10
June 30, 2019	$1.94	$1.94
March 31, 2019	$2.05	$1.90

On December 31, 2019, the last closing bid price for our Common Stock reported by the OTC Pink was $0.55

Holders

Records of Securities Transfer Corporation (STC), our transfer agent, indicates as of December 31, 2019, we had 52 shareholders on record and 4,446,645 shares of common stock issued and outstanding, the large majority of which were located in the United States and held an aggregate of 904,061 shares of our common stock, representing approximately 20% of our outstanding shares of common stock. However, one of the U.S. shareholders of record is Cede & Co., a nominee of the Depository Trust Company, which held 608,723 shares of our common stock, as of December 31, 2019. Accordingly, we believe that the shares held by Cede & Co. include shares of common stock beneficially owned by both holders in the United States and non-U.S. beneficial owners. We are not aware of any arrangements the operation of which may at a subsequent date result in our change of control. As of December 31, 2019, we have 4,446,645 shares of our Common Stock and 100 shares of Series A Preferred Stock, issued and outstanding.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2019. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past two years have been previously reported as required in Quarterly Reports on Form 10-Q and current Form 10-K on Note 15 page 49.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6 –  Selected Financial Data

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Page | 17

Item 7 –  Management’s Discussion and Analysis of financial condition and results of operations

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on pages 24 to 33.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to the volatility of crude oil prices as the volatility of these prices continues to impact our industry. We expect commodity prices to remain volatile and unpredictable in the future. We are also exposed to market risks related to changes in interest rates. We are at risk for changes in the fair value of all of our derivative instruments; however, such risk should be mitigated by price or rate changes related to the underlying commodity or financial transaction. While the use of derivative instruments could materially affect our results of operations in particular quarterly or annual periods, we believe that the use of these instruments will not have a material adverse effect on our financial position or liquidity. Our strategy is to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. However, management will periodically protect prices on forecasted sales to support cash flow and liquidity, as deemed appropriate.

Item 8 –  Financial Statements and Supplementary Data

The index of all financial statements and supplementary Data required by this Item is presented on Page 24.

Item 9-  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A- Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures; The company’s management with the participation of Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2019 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b)     Management's Report on Internal Control Over Financial Reporting; The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of our annual financial statements, our Chief Executive Officer and our Chief Financial Officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9, management has determined that as of December 31, 2019, our internal controls over financial reporting were not effective and there are material weaknesses in our internal controls over financial reporting.

Page | 18

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties with employees having appropriate accounting qualifications.

(c)     Attestation Report of the Registered Public Accounting Firm; This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, wherein non-accelerated filers are exempt from Sarbanes-Oxley internal control audit requirements.

(d)     Changes in Internal Control Over Financial Reporting; There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

(e)     Limitations on the Effectiveness of Controls; Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Management is aware that there is a lack of segregation of duties due to the fact that the Company only has two directors and one executive officer dealing with general administrative and financial matters. This constitutes a material weakness in the internal controls. Management has decided that considering the officers and directors involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management periodically reevaluates this situation. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Item 10- Other Information

None

Page | 19

PART III

Item 11-  Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers at December 31, 2019

The following individuals currently serve as the sole director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Appointment Date	Primary areas & Responsibilities
Christos P. Traios	60	March 15, 2016	President Chief Executive Officer
Evangelos Makris	37	March 19, 2019	Chief Financial Officer
Dimitrios Z. Pierides	72	October 15, 2019	Executive Vice President Human Resources

Christos Traios, was appointed to serve as a director, President and Chief Executive Officer on March 15, 2016. Mr. Traios has been in the maritime industry for more than 30 years and has been in the oil business for fifteen years. Since acquiring control of the Company, Christos Traios has served as its director, President and Chief Executive Officer. Mr. Traios attended Master Mariner & Law Maritime School for two years and served as second captain in the shipping industry for three years. Mr. Traios is a citizen of Greece. Christos Traios experience as our President and in management generally, as well as his extensive experience in the areas of crude oil purchasing and selling, and tanker vessel shipping and management of operations qualify him to serve as a director of our Company.

Evangelos Makris, age 37, was appointed on March 19, 2019 to serve as Chief Financial Officer in a consulting capacity on a part time basis. Mr. Makris has been the Finance Manager of Petrogress, Inc. since March 2019. Prior to holding that position, Mr. Makris served as a Senior Accountant in the ACR and FAAS Department of Ernst & Young S.A. as well as the Blackstone Group in Luxembourg overseeing a large portfolio of international companies specializing in the Real Estate business. His duties/responsibilities, included but were not limited to, preparing the Stand-alone and Consolidated Financial Statements as well as the quarterly and annual reports, managing a team of junior accountants involved in the bookkeeping, communicating with various parties regarding loan facilities, valuation reports and involvement in the process of the acquisition and sale of properties. Mr. Makris holds a Bachelor of Science in Business Administration (Accounting and Finance) from the American College of Greece.

Dr. Dimitrios Pierides, was appointed as director member on October 14, 2019. Dr. Pierides studied Economics and Law at the University of Lausanne, Switzerland. Dr. Pierides served as the President of the Federation of Hellenic Students Association of Swiss Universities. Subsequently, Dr. Pierides returned to his native Cyprus, where he worked for various companies involved in the businesses of shipping, banking, insurance, hotels, airlines, tourism, real estate and motor car imports. He appointed in Cyprus Hon. Consul General for Sweden since 1968. Dr. Pierides served as a Director of the Bank of Cyprus in Cyprus, Greece, United Kingdom and Australia from 1992 to 2006. Dr. Pierides is also the founder and President of the benevolent Pierides Foundation, which was established in 1974.

Involvement in Certain Legal Proceedings

Neither our directors nor any executive officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has he been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Code of Ethics for Financial Executives

We adopted a Code of Corporate Conduct and Ethics for our employees, officers and directors to promote honest and ethical conduct and to deter wrongdoing. This code applies to our Chief Executive Officer, Chief Financial Officer and other employees performing similar functions. Our Code of Ethics is available on our website (www.petrogressinc.com)

Page | 20

Item 12- Executives Compensation

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives")

Summary compensation table

Name	Year	Salary ($)	Other compensations	Totals
Christos P. Traios	2018	$80,000		$80,000
Chief Executive Officer	2019	$110,000		$110,000
Evangelos Makris	2018	-		-
Chief Financial Officer	2019	$20,000		$20,000
Dimitrios Z. Pierides	2018	-		-
Executive Vice President	2019	-		-

Narrative Disclosure to Summary Compensation Table

Effective April 1, 2016, the Company entered into an Employment Agreement with Christos Traios and agreed on a monthly compensation of $10,000 ($120,000 per year) in recognition of his services to parent entity Petrogress, Inc. On January 12, 2018 the Company entered into an Amendment to Employment Agreement dated January 12, 2018 with Christos Traios pursuant to which Christos Traios Employment Agreement dated April 1, 2016 was amended to reflect that (1) Christos Traios’ Base Salary has been and will continue to be accrued by the Company until such time as either (a) Christos Traios is legally entitled to be gainfully employed in the United Stated and elects to receive payment of such accrued and payable Base Salary, or (b) such accrued and payable Base Salary is converted into shares of Common Stock of the Company. The Amendment also provided that Christos Traios accrued and payable Base Salary may be converted at Christos Traios election onto shares of Common Stock of the Company at a conversion price equal to the average lower closing price quoted on the principal trading market or securities exchange for the Company shares of Common Stock over the 5 trading days preceding delivery of a conversion notice.

During the year ended December 31, 2019, the Company accrued $110,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $304,340 for services to the Subsidiaries.

On March 19, 2019, Evangelos Makris was appointed to serve as Chief Financial Officer of Petrogress, Inc. The Company has agreed on a monthly compensation of $2,000 ($24,000 per year) in recognition of his services to Petrogress, Inc.

On October 15, 2019, Dr. Dimitrios Pierides appointed as Vice President and Board Director of Petrogress, Inc. The company has agreed to issue 250 shares of the Company’s common stock per month for services to be rendered.

During the year ended December 31, 2019 and 2018, the Company had recorded officers’ compensation of $130,000 and $80,000, respectively. For the year ended December 31, 2019, the remaining amount of $190,000 was accrued and included in “Accounts Payable and accrued expenses” of the Consolidated Balance Sheets as of December 31, 2019.

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

Outstanding Equity Awards

The Company has no equity compensation plans.

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

Page | 21

Item 13- Security Ownership of certain Beneficial Owners and Management and Related stockholder matters

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 4,446,645 shares of Common Stock and 100 shares of Series A Preferred Stock outstanding as of December 31, 2019. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and address of Beneficial Owner	Common Stock Number of shares Beneficially Owned	Series A Number of shares Beneficially Owned	Common Stock Percentages of shares Beneficially Owned(1)	Series A Percentages of shares Beneficially Owned(1)
As a Group (3 persons) Officers & Directors	3,342,517	100	75.17%	100%
Christos P. Traios (2) As individual	3,341,817	100	75.15%	100%
Evangelos Makris (2) As individual	0	0	0.00%	0. %
Dimitrios Z. Pierides (2) As individual	700	0	0.02%	0%

(1)	Based on a total of an aggregate 4,446,645 shares of common stock outstanding as at December 31, 2019

(2)	The address for these shareholders is 10, Spirou Trikoupi street, Piraeus 18538

There are no arrangements, known to the Company, the operation of which would result a change in control of the Company.

Item 14- Certain Relationships and Related party transactions, and Directors Independence

The information required under this item is contained under the heading “Related Person Transaction” and “Loan Facility from Related Party” in Management Discussion and Analysis of financial condition and Results of Operations and Notes 17 and 18 to the financial statements included in this Annual Report on Form 10k.

Director Independence

Our Board of Directors is currently composed of two members who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market.

Item 15- Principal Accountant Fees and Services

The Company does not currently maintain a separate audit committee. When necessary, our Chief Executive Officer and Director performs the tasks that would be required of an audit committee. Our Board of Director’s policy is to pre-approve all audit, audit related, and permissible non-audit fees and services provided by our independent registered public accounting firm.  Our Chief Executive Officer pre-approved all of the fees described below. Our Chief Executive Officer also reviews any factors that could impact the independence of our independent registered public accounting firm in conducting the audit and receives certain representations from our independent registered public accounting firm towards that end.

The Company has engaged Turner Stone & Company, LLP (“Turner Stone”) as of July 26, 2018 to serve as its current independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Turner Stone for professional services rendered for the audit of our annual financial statements for 2018 and 2019 and the reviews of the financial statements included in our Forms 10-Q or services normally provided by the accountant in connection with statutory and regulatory filings for each such fiscal year was $34,430 and $22,430, respectively.

Tax Fees

The aggregate fees billed by Turner Stone for professional services rendered in 2018 for tax compliance $6,150.

Page | 22

Petrogress, Inc.

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations		Notes to the Consolidated Financial Statements
Key Financial Results	24	Note 1	Summary of Significant Accounting Policies	39
Executive Overview	24	Note 2	New Accounting Standards	41
Business Environment and Outlook	24	Note 3	Lease Commitments	41
Our key business segments	24	Note 4	Summarized Financial Data – Petrogress, Inc.	42
Operation results	25	Note 5	Fair Value Measurements	42
Subsidiaries Results		Note 6	Financial and Derivative Instruments	43
Petrogress Int’l LLC.	26	Note 7	Accounting for Equity-based Payments	43
Petronav Carriers LLC.	27	Note 8	Earnings (Loss) Per Share	43
Petrogres Africa Co. Ltd.	28	Note 9	Operating Segments and Geographic presence	44
Petrogress, Inc.	28	Note 10	Prepaid Expenses and Other Current Assets	45
Revenue Concentrations	29	Note 11	Litigation	45
Available Liquidity & Capital Resources	29	Note 12	Income Taxes	46
Off-Balance Sheet Arrangements	30	Note 13	Properties, Vessels and Equipment	47
Financial and Derivative Instrument Market Risk	30	Note 14	Short-Term Debt	47
Related party transactions	30	Note 15	Shareholders Equity, Stock options and other compensations	48
Loan Facility from Related Party	30	Note 16	Unregistered Sales of Equity Securities and Use of Proceeds	49
Accounting Pronouncements not yet adopted	31	Note 17	Loan Facility from Related Party	50
Critical Accounting Policies	31	Note 18	Related Party Capital Transactions	51
Comprehensive Income	31	Note 19	Wages due to Related Party from Subsidiaries	51
Revenue Recognition	31	Note 20	Commitments and Contingencies	51
Organization costs	32	Note 21	Revenues	51
Accounting for Equity-based Payments	32	Note 22	Claims Receivable	52
Accounts Receivable, net	32	Note 23	Other Information	52
Counterparty Risk	32	Note 24	Going Concern – Substantial Doubt	52
Quarterly Results	33	Note 25	Subsequent Events	53
Report of Independent Registered Public Accounting Firm	34
		Three-Year Financial Summary		54
Consolidated Financial Statements
Consolidated Statement of Income	35
Consolidated Balance Sheet	36
Consolidated Statement of Cash Flows	37
Consolidated Statement of Equity	38

Page | 23

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results	2019	2018	2017
Sales and other Operating Incomes	$15,961,220	$9,026,962	$9,163,356
Goods and operating costs	$(13,431,020)	$(5,068,717)	$(5,619,978)
Administrative and other expenses	$(5,514,881)	$(3,636,034)	$(3,273,355)
Net Income (Loss) Attributable to Petrogress, Inc.	$(2,984,681)	$322,211	$270,023

Refer to the “Results of Operations” section beginning on page 25 for a discussion of financial results by major operating area for the years ended December 31, 2019 and 2018 respectively.

Executive Overview

“The following discussion includes forwarding-looking statement that involve certain risks and uncertainties. See “Cautionary Statement” prior to PART I”.

We are an oil energy company based in Delaware. Petrogress, Inc., operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which is a holding company for subsidiaries currently conducting business in Greece, Cyprus and Ghana, and provides management of crude oil purchases and sales;

Business Environment and Outlook

Petrogress, Inc. is an oil energy and sea transportation company with business activities in the following countries: Greece, Cyprus and Ghana. Our earnings currently depend primarily on the profitability of our crude oil sales. The biggest factor affecting the results of operations is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2019. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a reduction in supply growth should bring global markets into balance. However, the timing or sustainability of any such increase in prices is unknown. In the Company's downstream business, crude oil is the largest cost component of refined products. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

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

The company continually evaluates opportunities to dispose of assets that are not expected to provide sufficient long-term value or to acquire assets or operations complementary to its asset base to help augment the company’s financial performance and value growth. Asset dispositions and restructurings may result in significant gains or losses in future periods.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 1 and to “Risk Factors” in Part I, Item 1A, on pages 11 through 16 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

Our key business segments

The following are descriptions of our recent initiatives undertaken in each of our key business segments:

Upstream: The Company through its affiliate in Ghana is under negotiations to conclude a Petroleum Agreement with Ghana National Petroleum Company (GNPC) for a long-term lease of the Salt-Pond oil fields and to take over management of the oil rig-platform known as “Mr. Louie” and to conduct necessary repairs and maintenance to facilitate oil production in the area. We estimate to complete all the paper works and commence the operations within the next six months.

Page | 24

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Downstream: As on February 2018, our Partnership agreement with Platon Ghana Oil Refinery (PGOR) -an unrelated third party- is still ongoing and renewed on an annual basis and pursuant its terms Petrogress will feed and supply the crude oil for storage, refinement, marketing and distribution in Ghana jointly with PGOR. The storage capacity under the Partnership Agreement is 24,000 tons and the monthly processing capacity of the refinery is 10,000 tons. Petrogress and Platon both plans to invest additional funds to upgrade the processing monthly capacity into refined products of Gas Oil, Naphtha, and fuel in view of the high local demand. Under the Platon Partnership Agreement, all expenses of the partnership operations are shared by both Petrogress and Platon. After deducting the operating/processing expenses, the net profits from the sale of the products are split evenly between Petrogres and Platon. As of the date the Platon Partnership Agreement was executed, Petrogress ceased other sales of crude to third customers in West Africa. During the year the company expanded its operations to other sectors, engaging into gas-stations operator and lubricants distributor.

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

Operation Results

Our operating revenues are driven primarily of the commodities trading sales and our tankers fleet employment days during which our vessels are generating revenues, while our financial results are subject to a number of sectors and reflects to the following factors:

Cost of commodities; is the cost we purchase the oil products -mainly the crude oil- and such cost is based either on Brent Index prices or Fixed price, the quality and quantity of the product.

Commodities Operating Expenses; relates to products surveys before and after the shipment, bunkers supplied to the employment vessel, cargoes surveys, loading/unloading expenses, agency and representative services.

Shipping & Logistic Expenses; includes the sea freight and mobilization cost, the performed loading and discharging of the product, and any expenses occurred during the shipping time from the loading point up to unloading facilities.

Vessels Operating Expenses; includes crew wages and bonuses, their medical support and travelling, maintenance and repairs to the vessels hull and their machineries, expenses for supplies of spare-parts and consumable stores, paints, lubricants, fresh water, bunkers, agency services, etc.

General and Administrative Expenses; relates to our directors, officers and managers salaries and compensations, shore staff wages, employee’s federal insurance, offices lease and utilities, telecommunications, travelling and representations of our officers, our agency fees we pay to our branch’s offices in Greece, Cyprus, Ghana and Nigeria.

Corporate Expenses; are all company’s expenses and includes, our executive’s compensations, attorney’s fee, Auditors and accountant fees, Consultant’s and P/R fees, Transfer agents of our stock, miscellaneous.

Other factors may affect our Results of Operations; In addition to the said expenses there are factors beyond of our control which may affect seriously our operations results. Inasmuch as we trade also West Africa, which is considered as high risky area, we are expose in a serious amount of risks, such as piracies and hijacks, civil wars, stolen of properties, economy distress, and credit risks.

EBITDA and Adjustment; EBITDA represents net income before expenses, taxes and depreciation. Adjusted EBITDA represents net income before expense, taxes, taxes, depreciation and amortization of drydocking.

Results: 2019 compared to 2018	2019	2018
Earnings	$(2,984,681)	$322,211

●	For the year ended December 31, 2019, the Company experienced consolidated net loss of $2,984,681 compared to net income of $322,211 on December 31, 2018.

●	General and administrative expenses for the year ended December 31, 2019 and 2018 were $2,899,482 and $2,095,839 respectively.

Page | 25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●

Sales: volumes of Crude Oil sales increased by 185% while the Gas Oil net sales remains same. The following table presents a summary of our sales volumes for each products comparison of Years Ended December 2019 and 2018.

Total operating sales for the years ended December 31, 2019 and 2018, were $15,961,220 and $9,026,962, respectively, an increase of $6,934,258 or approximately +77%. Sales were comprised of the following:

	Year ended December 31,
	2019	2018
Net sales volumes per product
Crude Oil Sales	$13,983,090	$7,558,463
Gas Oil Sales	1,416,000	1,424,000
Lubricants Sales	-	-
Hires & Freights Sales	541,500	37,000
Other Revenues/Discounts	20,630	7,500
Totals	$15,961,220	$9,026,962

●

Costs of goods sold: for the years ended December 31, 2019 and 2018, cost of goods sold were $13,431,020 and $5,068,717, respectively, an increase of $8,362,303 or approximately 165%, and were comprised of the following:

	Year ended December 31,
	2019	2018
Cost of goods sold
Crude Oil purchased costs	$(12,381,020)	$(4,764,217)
Gas Oil purchased costs	(1,050,000)	(304,500)
Lubricants purchased costs	-	-
Totals	$(13,431,020)	$(5,068,717)

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the year ended December 31, 2019 and 2018 were $362,993 and $254,289, respectively, an increase of $108,704 or approximately 43%.

●

General and administrative expenses: For the year ended December 31, 2019, General and administrative expenses increased to $1,169,500 compared to $796,815 for the year ended December 31, 2018, an increase of $372,685 or approximately 47%.

●

Net income/(loss) attributable PG: For the year ended December 31, 2019, the Company had a net loss of $2,984,681 while for the year ended December 31, 2018, the Company had a net income of $322,211, a decrease of $3,106,892 or approximately 864%.

Consolidated results of Operation -after eliminations- for 2019 and 2018	Year ended December 31,
	2019	2018
Total Operating Sales	$15,961,220	$9,026,962
Total Operating Expenses	$4,183,842	$3,628,877

*	Operating expenses includes, corporate expenses, shipping & logistic, commodities trading, fleet expenses, General and Administrative, and Depreciations;

●	EBITDA: For the year ended December 31, 2019 amounted to $(2,984,681) compared to $322,211 for the year ended December 31, 2018.

Performance and financial results of our significant subsidiaries for the year ended December 31, 2019

Petrogress Int’l LLC.

Petrogress Int’l LLC. (PGI), performs most of the trading of the oil products. PGI contributed with $15,344,924 or 88% of the Company’s revenues for the year ended December 31, 2019, before eliminations. For the year ended December 31, 2019, PGI had a gross profit of $1,832,700 equal to 12% of its revenues and a Net income equal to $1,449,568.

High profitability of Petrogress Int’l LLC. allows us to finance the necessary expenses for the maintenance and proper operations of the Company. PGI along with the amounts loaned and/or contributed by Mr. Traios are the two sources of capital of parent company Petrogress, Inc. which suffers all the expenses that are necessary for regulatory compliance with SEC.

Page | 26

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the results of operations of PGI for the years ended December 31, 2019 and 2018, before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2019	2018
Revenues	$15,344,924	$8,650,463
Costs of goods sold	(13,512,224)	(7,212,317)
Gross profit	1,832,700	1,438,146
Operating expenses:
Operating expenses of commodities trade	(26,007)	(315,140)
Shipping & Logistics expenses	(125,833)	-
Selling, general and administrative expenses	(526,510)	(438,496)
Provision for losses on accounts receivable	-	(313,466)
Depreciation expense	(15,419)	(14,136)
Total operating expenses	(693,769)	(1,081,238)
Gross profit before other expenses	1,138,931	356,908
Other expense, net	-	(105,293)
Other income, net	310,637	200,700
Total other income, net	310,637	95,407
Net income	$1,449,568	$452,315

*	The sales increased within 2019 in compare to 2018, due to a spot sale and purchase contract of a large volume of crude oil that the company dealt during September 2019.

Petronav Carriers LLC.

Petronav Carriers, LLC. (PCL) operates, manages and hires the Company’s beneficially owned vessels to Petrogress Int’l LLC. and third parties. A significant portion of PCL’s expenses relate to crew expenses, repairs and maintenance of the vessels, insurance expenses, bunkers, port expenses and respective depreciation for vessels. For the year ended December 31, 2019, PCL had net loss of $2,592,994. For the year ended December 31, 2019, PCL revenues consisted of $989,313 from the hires of the vessels. The following table presents the results of operations of Petronav Carriers, for the years ended December 31, 2019 & December 31, 2018 before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2019	2018
Revenues	$989,313	$2,257,600
Costs of goods sold	-	480,000
Gross profit	989,313	2,737,600
Operating expenses:
Fleet operating expenses*	(1,602,326)	(1,345,390)
General and administrative expenses	(192,597)	(34,495)
Write offs of accounts receivable	-	-
Amortization of Dry Docking	(6,619)	(6,687)
Depreciation expenses	(886,459)	(909,590)
Total operating expenses	(2,688,001)	(2,296,162)
Gross profit before other expenses	(1,698,688)	441,438
Other income, net	-	37,075
Other expense, net**	(894,306)	-
Total other income / (expense), net	(894,306)	37,075
Net income	$(2,592,994)	$478,513

*	Fleet operating expenses includes all operating and non-operating expenses, including partial hijacking expenses.

**	Other expenses include the expenses of ransom amount paid and additional expenses for the release of kidnapped crew. The company intends to claim the repayment of such expenses.

Page | 27

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogres Africa Co. Ltd

Petrogres Africa Co. Ltd. (PGAF), provides the agency and the attendance of our fleet in all Ghanaian ports, including the support of any repairs and supplies to our vessels. The manning of our ships and surveyors is also performed through PGAF. In addition, PGAF is the distributor of our gas oil and lubricants sales. Through PGAF we secured the Salt pond oil fields and Ada shipyard projects. PGAF is our vital position for the entrance into sub-Saharan countries. The following table presents the results of operations of PGAF for the years ended December 31, 2019 & December 31, 2018 before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2019	2018
Revenues	$936,000	$459,500
Costs of goods sold	(720,000)	(171,500)
Gross profit	216,000	288,000
Operating expenses:
Operating expenses of commodities trade*	(254,096)	-
Shipping & Logistics expenses	(198,000)	-
Selling, general and administrative expenses	(40,641)	(128,593)
Depreciation expense	(12,870)	(2,798)
Total operating expenses	(505,607)	(131,391)
Gross profit before other expenses	(289,607)	156,609
Other income, net	-	10,757
Other expense, net	(52,056)	-
Total other income / (expense), net	(52,056)	10,757
Net income	$(341,663)	$167,366

*

Operating expenses include bunkers supplied during November and December 2019 to a chartered vessel for an employment of chartered vessel and a substantial payment made to a gas-oil supplier during December 2019 and such quantity recorded in the balance sheet as inventory. Additionally, the company paid STS (Ship-To-Ship) expenses for the specific shipment and such amounts recorded as expenses on December 2019.

Petrogress, Inc.

Petrogress, Inc. (PG) is the parent holding company of the group. Petrogress, Inc. does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. These costs, equal to $740,954, primarily contribute to the net loss incurred by the holding company of $1,436,004 for the year ended December 31, 2019. The net loss reflects the expenses necessary for the regulatory compliance of Petrogress, and its overall operation as a publicly reporting company. The following table presents the results of Petrogress, Inc. for the years ended December 31, 2019 and December 31, 2018. The table is included herein only for the purpose of management’s discussion over the results of the Company:

	Year ended December 31,
	2019	2018
Revenues	$-	$-
Costs of goods sold	-	-
Gross profit	-	-
Operating expenses:
General and administrative expenses	(377,961)	(330,075)
Corporate expenses	(362,993)	(254,289)
Depreciation expense	-	-
Total operating expenses	(740,954)	(584,364)
Gross loss before other expenses	(740,954)	(584,364)
Other income / (expense), net	(17,670)	(134,117)
Interest and finance expenses	(217,100)	(16,551)
Amortization of note discount	(166,197)	-
Change in FMV of derivative liabilities	(294,083)	-
Total other (expense), net	(495,050)	(150,668)
Net loss	$(1,436,004)	$(735,033)

Page | 28

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the periods ended December 31, 2019 and 2018:

Customer	December 31, 2019	December 31, 2018
A	88%	87%
B	*	*

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended December 31, 2019 and December 31, 2018 is showing on the below table:

Customer	December 30, 2019	December 31, 2018
A	55%	63%
B	23%	*
C	*	16%

●	None of the balances listed in the table above have become overdue as of December 31, 2019.
●	Amounts indicated with an * denote amounts less than 10%.

Available Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At December 31, 2019, we had a working capital of $3,537,865 consisting of $391,360 in cash and cash equivalents, $2,011,430 in accounts receivable, $478,500 in claims receivable, $1,206,612 in inventories and $3,143,221 in prepaid expenses and other current assets.

For the year ended December 31, 2019, net cash used in operating activities was $362,164 compared to $517,449 of net cash used in operating activities for the year ended December 31, 2018.

Assets included in the calculation of the Company’s working capital have decreased by $939,330 mainly from the decrease of accounts receivable which have decreased by $2,768,002. This decrease has been financed mainly by our net income and the increase of our liabilities included in working capital, namely the increase in Convertible promissory notes and Derivative liabilities which have increased by $237,197 and $609,877 respectively, during the year ended December 31, 2019.

Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and the expenses we suffer in order to comply with the regulatory requirements of SEC. Specifically, Petrogress, Inc., the parent company, does not have revenues while it suffers all the necessary operating and general and administrative expenses to comply with the regulatory requirements of the SEC.

Cash and Cash Equivalents; The following table presents sources and use of cash and cash equivalents for 2019 and 2018:

	Year Ended December 31,
	2019	2018
Sources of cash and cash equivalents
Operating activities	$-	$-
Borrowing	481,000	126,500
Others	341,450	-
Total sources of cash and cash equivalents	$822,450	$126,500

Management seeks to secure the necessary financing for the expansion of Company’s operations. Based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures for a period of at least 12 months after the date of this report. Our intention to expand our operations, increase the oil sales or go into new projects-operations will be subject to additional financing.

Credit and Borrowing; At August 2019, the Company executed a Convertible Note with an unrelated party, in the principal amount of $310,000. The Note bears interest at a rate of 8% per annum.

Capital Requirements; The Company’s needs in working capital within the next six months for our operations states below:

Projects & operations	Capital
Gas Stations renovation, start-up, fuels supplies and first 3 months expenses	$1,500,000
Crude oil trade finance	2,500,000
Vessels regular maintenance & new vessel modification	1,500,000
Total required capital	$5,500,000

Page | 29

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements.

Financial and Derivative Instrument Market Risk

Derivative; The Company to financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

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

The Company values these convertible notes payable using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Related party transactions

As of April 24, 2019, Petrogress, Inc., Petrogress Int’l LLC. and Christos Traios agreed on an amendment to the Securities Purchase Agreement dated effective as of September 30, 2017, pursuant to which the Company purchased its interest in Petrogres Africa Co. Ltd. The amendment adjusts the aggregate purchase price to $900,000, which is to be paid to Mr. Traios on or before October 23, 2019. In the event that the purchase price is not paid in full by the payment date, any outstanding and unpaid amount of the purchase price is convertible at the option of Mr. Traios, in whole or in part, into shares of Common Stock at a conversion price equal to 65% of the lowest trading price during the last 10 trading days. Notwithstanding the foregoing, the conversion rights are capped at 3,500,000 shares of Common Stock (as such number may be equitably adjusted for stock splits, stock dividends, rights offerings, combinations, recapitalization, reclassifications, extraordinary distributions and similar events by Petrogress).

During the year ended December 31, 2019, Christos Traios contributed with additional cash of $311,300, for the purchase of the vessel MV LIBERTUS by the wholly owned subsidiary Petronav Carriers LLC. and additional cash of $30,150 for expenses paid in relation to the condition surveys and port dues of the said vessel prior the closing purchase transaction.

Loan Facility from Related Party (LOC)

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company, however due to significant issues Mr. Traios had the privilege to cease and terminate the financial support of the Company. The Note were due and payable on July 13, 2018 however, an extension agreed for one more year.

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note and accrued interest will become due upon the current Maturity Date, July 13, 2019, however, an extension agreed the Maturity date to postpone as final on July 13, 2020. The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum.

Accrued interest for the years ended December 31, 2019 and 2018, amounted to $11,912 and $8,744, respectively.

The below table presents the balance amounts due to related party from finance transactions as of December 31, 2019:

Transactions	Balances
● Line of Credit (Principal and Interest)	$169,556
● Securities Purchase Agreement (PGAF)	930,000
● Contribution for vessel acquisition	341,450
Total amount due to related party December 31, 2019	$1,441,006

Page | 30

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting Pronouncements not yet adopted

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

However, due the short-term nature of our leases that were in effect during 2019, the impact of adopting this standard on our financial statements was immaterial and a right of use asset and related liability was not recorded.  Because of the gas station lease agreements entered into in February 2020, we will implement the guidance and record such asset and liability beginning with our first interim reporting period in 2020.

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

Page | 31

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2019, and 2018, allowances for doubtful accounts were $130,550 and $344,466, respectively.

Counterparty Risk

We are also exposed to financial risk in the event of nonperformance by counterparties. If commodity prices fall below current levels, some of our counterparties may experience liquidity problems and may not be able to meet their financial obligations to us. We review the creditworthiness of counterparties and use master netting agreements when appropriate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Page | 32

Petrogress, Inc.

____

Quarterly Results

Unaudited

Amounts before intercompany eliminations	2019
In USD	4th Q	3rd Q	2nd Q	1st Q
Revenues and Other Income
Sales and other operating revenues	7,564,127	6,695,097	786,642	2,333,871
Income from equity affiliates	-	-	-	-
Other incomes	-	-	-	-
Total Revenues and Other Incomes	7,564,127	6,695,097	786,642	2,333,871
Costs and other Deductions
Purchased crude oil	(6,449,799)	(4,765,469)	-	(1,165,752)
Purchased Gas Oil	(240,000)	(1,050,000)	(480,000)	-
Purchased Lubricants	-	(40,002)	(41,202)	-
Corporate expenses	(132,530)	(146,852)	(78,548)	(5,063)
Commodities operating expenses	(338,505)	(86,500)	(85,805)	(93,126)
Vessels (non) operating expenses	(689,946)	(302,429)	(179,399)	(430,552)
General and administrative expenses	(580,341)	(287,676)	(212,129)	(230,387)
Depreciation and amortization	(243,439)	(243,193)	(230,768)	(203,967)
Taxes, dues other than on income
Interest and debt expenses	25,575	(227,182)	(3,130)	(12,363)
Other components and costs	(567,264)	191,627	(490,900)	(47,402)
Total Cost and Other Deductions	(9,695,769)	(6,957,676)	(1,801,881)	(2,188,612)
Income (Loss) Before Income Tax Expense	(2,131,642)	(262,579)	(1,015,239)	145,259
Income Tax Expenses (Benefit)	-	-	-	-
Net Income (Loss)	(2,131,642)	(262,579)	(1,015,239)	145,259
Less: Net income attributable to non-Controlling interests	(30,572)	5,288	(3,649)	(5,233)
Net Income (Loss) Attributable to Petrogress	(2,101 ,070)	(267,867)	(1,011,590)	150,492
Per Share of Common Stock
-Basic	3,953,461	3,894,456	3,857,162	3,828,412
-Diluted	3,953,461	3,894,456	3,857,162	3,828,412
Dividends

Page | 33

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Petrogress, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petrogress, Inc. and subsidiaries (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the financial statements, the Company will need significant working capital to continue its operations and maintain its tanker fleet and its business and operations have been impacted by the coronavirus pandemic, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 24. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Dallas, Texas

May 12, 2020

We have served as the Company’s auditor since 2018.

Page | 34

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Statements of Comprehensive Income / (Loss)

	Year Ended December 31,
	2019	2018
Revenues:
Revenues from crude oil sales	$13,983,090	$7,558,463
Revenues from gas oil sales	1,416,000	1,424,000
Revenues from freights & hires	541,500	37,000
Other Revenues	20,630	7,500
Total Revenues	$15,961,220	$9,026,962
Costs and other Deductions:
Costs of goods sold (crude oil)	(12,381,020)	(4,764,217)
Costs of goods sold (gas oil)	(1,050,000)	(304,500)
Costs of goods sold (lubricants)	-	-
Total Cost and Other Deductions	$(13,431,020)	$(5,068,717)
Gross profit	$2,530,200	$3,958,245
Operating expenses:
Corporate expenses	(362,993)	(254,289)
General and administrative expenses	(2,899,482)	(2,095,839)
Provisions for losses on accounts receivable	-	(344,466)
Amortization expense	(6,619)	(6,687)
Depreciation expense	(914,748)	(927,596)
Total operating expenses	(4,183,842)	(3,628,877)
Operating income / (loss) before other expenses and income tax	$(1,653,642)	$329,368
Other Income / (expense), net:
Interest and finance expenses	(217,100)	(16,551)
Amortization of note discount	(166,197)	-
Change in fair market value of derivative liabilities	(294,083)	-
Other income / (expense), net	(653,659)	11,881
Total other income / (expense), net	$(1,331,039)	$(4,670)
Income / (loss) before income taxes	$(2,984,681)	$324,698
Income tax expense	-	-
Net income / (loss)	$(2,984,681)	$324,698
Net income / (loss) attributable to:
Shareholders of the Company	(2,950,515)	307,047
Non-controlling interests	(34,166)	17,651
Other comprehensive loss, net of tax
Foreign currency translation adjustment	-	(2,487)
Comprehensive income / (loss)	$(2,984,681)	$322,211
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(2,950,515)	304,560
Non-controlling interests	(34,166)	17,651
Weighted average number of common shares outstanding
Basic	3,953,461	3,436,387
Diluted	3,953,461	3,522,331
Basic earnings per share	(0.75)	0.0894
Diluted earnings per share	(0.75)	0.0896

Page | 35

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Balance Sheets

	Year Ended December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$391,360	$661,010
Accounts receivable, net	2,011,430	4,779,432
Claims receivable, net	478,500	547,600
Inventories	1,206,612	417,135
Prepaid expenses and other current assets	3,143,221	1,765,276
Total current assets	$7,231,123	8,170,453
Non-Current Assets
Goodwill	900,000	900,000
Vessels and other fixed assets, net	4,249,763	4,450,906
Deferred charges, net	15,629	26,750
Security deposit	10,584	10,638
Total non-current assets	5,175,976	5,388,294
Total Assets	12,407,099	13,558,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,402,198	1,265,452
Due to related party	1,271,450	1,176,863
Loan facility from related party	148,900	148,900
Accrued interest	23,636	8,744
Convertible promissory notes	237,197	-
Derivative liabilities	809,877	-
Total current liabilities	3,893,258	2,599,959
Total liabilities	3,893,258	2,599,959
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	10,000	10,000
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 4,446,645 and 3,828,412 shares issued and outstanding as of December 31, 2019 and December 31, 2018	4,447	3,829
Additional paid-in capital	10,073,810	9,535,161
Accumulated comprehensive loss	(9,763)	(10,231)
Retained earnings	(1,634,645)	1,315,870
Equity attributable to Shareholders of the Company	8,443,849	10,854,629
Non-controlling interests	69,992	104,159
Total liabilities and shareholders’ equity	12,407,099	13,558,747

Page | 36

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(2,984,681)	$324,698
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	914,748	927,597
Provision for losses on accounts receivable	-	344,466
Change in fair value of derivative liabilities	294,083	-
Share-based compensation expense	583,674	1,496
Loss on disposition of fixed assets	16,331	-
Amortization of discount on convertible note	(77,606)	-
Amount of derivative in excess of face value of PCN	349,597	-
Loss on settlement of loan facility from related party	-	160,192
Gain/(loss) on settlement of convertible promissory notes	-	(12,835)
Elimination of PGAS Africa APIC	(43,940)	-
Changes in working capital
(Increase)/Decrease in accounts receivable, net	2,768,002	(615,014)
(Increase)/Decrease in claims receivable, net	69,100	(547,600)
(Increase)/Decrease in inventories	(789,477)	(245,635)
(Increase)/Decrease in prepaid expenses	(1,377,945)	(968,420)
Increase/(Decrease) in accounts payable and accrued expenses	136,746	(34,513)
Increase/(Decrease) in amounts due to related party	(246,863)	165,611
Increase/(Decrease) in accrued interest	14,892	12,323
(Increase)/Decrease in security deposit	54	(3,065)
(Increase)/Decrease in deferred charges, net	11,121	(26,750)
CASH USED IN OPERATING ACTIVITIES	$(362,164)	$(517,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(109,936)	-
Purchase of vessels and other equipment – related party facility	(341,450)	-
Purchase of vessels and other equipment	(278,550)	(96,553)
CASH USED IN INVESTING ACTIVITIES	(729,936)	(96.553)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	481,000	-
Proceeds from advances from related party	341,450	126,500
CASH PROVIDED BY FINANCING ACTIVITIES	$822,450	$126,500
Effects of exchange rate changes	-	(2,487)
NET DECREASE IN CASH	(269,650)	(489,989)
CASH AT BEGINNING OF YEAR	661,010	1,150,999
CASH AT YEAR END	$391,360	$661,010

Page | 37

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Statements of Shareholders’ Equity

	Preferred Shares	Preferred Shares	Common Stocks		Additional Paid-in	Accumulated Comprehensive	Accumulated		Non- Controlling	Total Shareholders’
	number	amount	Number	Amount	capital	Loss	Profit/(Deficit)	Total	interest	Equity
Balances at December 31, 2017	100	$10,000	3,177,452	$3,098	$9,100,838	$(7,744)	$1,008,823	$10,115,015	$98,753	$10,213,773
Common stock issued for convertible notes	-	-	76,614	77	209,923	-	-	210,000	-	210,000
Common stock issued to settle liabilities	-	-	190,705	191	457,501	-	-	457,692	-	457,692
Cancellation of common stock issued for services	-	-	-	-	(146,767)	-	-	(146,767)	-	(146,767)
Common stock issued for board advisory services	-	-	800	80	1,416	-	-	1,496	-	1,496
Common stock issued for accrued interest on LOC	-	-	382,841	383	-	-	-	383	-	383
Foreign currency translation adjustment	-	-	-	-	-	(2,487)	-	(2,487)	-	(2,487)
Elimination of PGAF Ltd apic/due from shareholders	-	-	-	-	(87,750)	-	-	(87,750)	(12,250)	(100,000)
Net income	-	-	-	-	-	-	307,047	307,047	17,651	324,698
Balances at December 31, 2018	100	$10,000	3,828,412	$3,829	$9,535,161	$(10,231)	$1,315,870	$10,854,629	$104,159	$10,958,788
Common stock issued as commitment	-		35,000	35	76,965	-	-	77,000	-	210,000
Common stock issued to settle liabilities	-	-	43,071	43	86,291	-	-	86,334	-	457,692
Common stock issued for services	-	-	540,162	540	419,801	-	-	420,341	-	(146,767)
Elimination of PGAF Ltd apic/due from shareholders	-	-	-	-	(44,408)	468	-	(43,940)	-	(43,940)
Net loss	-	-	-	-	-	-	(2,950,515)	(2,950,515)	(34,166)	(2,984,681)
Balances at December 31, 2019	100	$10,000	4,446,645	$4,447	$10, 073,810	$ (9,763)	$ (1,634,645)	$8,443,849	$69,993	$8,513,841

Page | 38

Petrogress, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____

Note 1

Summary of Significant Accounting Policies

We are an integrate energy company, engaged in the upstream, downstream and midstream segments. The Upstream segment consist of exploration, and production of crude oil in West Africa, associated with processing and storage; currently the Company is expanding its U.S. base to include exploration and production. The company operates Internationally through its wholly owned subsidiaries "Petrogress Int'l LLC.", "Petronav Carriers LLC.", “Petrogress Africa Ltd.” and “PG Cypyard Offshore terminal Ltd.”. The company also provides sea-transportation services -as an independent established Maritime Company- by our tankers fleet. Since last year, the company entered into the retailing market by operating a number of Gas-filling stations in Greece. The company is registered in Delaware and headquartered from the historical port Piraeus-Greece.

General; The company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and has elected a year-end of December 31. These require the use of estimates and assumptions that affect the assets, liabilities, revenues and expenses reported in the financial statements, as well as amounts included in the notes thereto, including discussion and disclosure of contingent liabilities. Although the company uses its best estimates and judgments, actual results could differ from these estimates as circumstances change, and additional information becomes known.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates the estimates and judgments, including those related to future drydock dates, the selection of useful lives for tangible assets, expected future cash flows, provisions necessary for accounts receivables, provisions for legal disputes, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions and/or conditions.

Subsidiaries and Affiliated Companies; The Consolidated Financial Statements include the accounts of controlled subsidiary companies more than 50 percent owned and any variable-interest entities in which the company is the primary beneficiary.

All significant intercompany transactions and accounts have been eliminated.

Principles of consolidation; The consolidated financial statements include the consolidated accounts of the Company and its wholly owned and majority-owned subsidiaries: Petrogress Int’l LLC., Petronav Carriers LLC., Petrogres Africa Co. Ltd., Petrogres (Hellas), and PG Cypyard & Offshore Services Terminal Ltd.

Inter-company transaction balances and unrealized gains/(losses) on transactions between the companies are eliminated.

Our significant subsidiaries are listed below:

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PGI)	Delaware	100%	(owned to PG)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PG)
Petrogress Africa Co. Ltd. (PGAF)	Ghana	90%	(owned to PGI)
Petrogress Hellas (PGH)	Greece	100%	(owned to PGI
PG-Cypyard & Offshore Terminal Ltd. (PGC)	Cyprus	100%	(owned to PGI)

Non-controlling interests; Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the Company and the non-controlling interests are both presented on the face of the Consolidated Statement of Income.

Fair Value Measurements; The three levels of the fair value hierarchy of inputs the company uses to measure the fair value of an asset or a liability (Note 5).

Derivatives and Financial Instruments; The majority of the Company’s activity in derivative instruments is related to the Company’s financing activities.

Page | 39

Notes to the Consolidated Financial Statements

Inventories; Consists the commodities in our storages which includes Crude oil, Gas Oil, lubricants and the vessels bunkers, provisions, lubricants, unused spare parts on board the vessels at each period end. Inventories are generally stated at cost, using a first-in, first-out method. Cost of spare parts are expensed as invoiced.

Cash and Cash Equivalents; Cash and cash equivalents consist of interest bearing call deposits, where the Company has instant access to its funds and withdrawals and deposits can be made at any time, as well as time deposits with original maturities of three months or less which are not restricted for use or withdrawal.

Currency Translation; The U.S. dollar is the functional currency for substantially all of the company’s consolidated operations and those of its equity affiliates. For those operations, all gains and losses from currency remeasurement are included in current period income.

Revenue Recognition; In accordance with ASC Topic 606, Revenues from Contracts with Customers, the Company accounts for each delivery order of crude oil and petrochemical products as a separate performance obligation. Revenue is recognized when the performance obligation is satisfied, which typically occurs at the point when control of the product transfers to the customer. Payment is generally due within sixty to ninety days pf delivery.

The company accounts for delivery sea- transportation as a fulfilment cost, not a separate performance obligation, and recognize these costs as shipping and logistics expense in the period when revenue for the related commodity is recognized. Additional revenues recognized from the company’s managed vessels while they are servicing on time-charter period or single voyages either third parties’ charterers or the affiliated PGI.

Revenue is measured as the amount the company expects to receive in exchange for transferring commodities to customer. The company’s commodity sales are typically based on prevailing market-based prices and may include discounts and allowances. Until market prices become known under terms of the company’s contracts, the transaction price included in revenue is based on the company’s estimate of the most likely outcome. The company includes estimates in the transaction price only to the extent that a significant reversal of revenue is not probable in subsequent periods.

Prior to the adoption of ASC 606 on January 1, 2018, revenues associated with sales of crude oil, natural gas, petroleum and chemicals products, and all other sources were recorded when title passed to the customer, net of royalties, discounts and allowances, as applicable.

Prepaid Expenses; Prepaid expenses consist mainly of the company’s advances made to its suppliers for the purchase of significant commodities based on a sale and purchase contract, or advances to its suppliers and agents to reserve crude oil, or its crew or an invest for an on-going project.

Fixed Assets; Fixed assets consist of vessels and other properties. Vessels are stated at cost, less accumulated depreciation. The cost of vessels consists of the contract purchase price and any material expenses incurred upon acquisition (improvements and delivery expenses). Subsequent expenditures for conversions and major improvements are also capitalized when they appreciably extend the life, increase the earning capacity or improve the efficiency or safety of the vessels. Otherwise, these expenditures are charged to expense as incurred.

Depreciation; The cost of the Company's vessels is depreciated on a straight-line basis over the vessels' remaining economic useful lives after considering the estimated residual value. Management has estimated the useful life of the Company's vessels to be 10 years from the year purchased.

Vessels and properties held for sale; Vessels are classified as "Vessels held for sale" when all of the following criteria are met: the vessel is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of vessels; an active program to locate a buyer and other actions required to complete the plan to sell the vessel have been initiated; the sale of the vessel is probable and transfer of the vessel is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. Vessels classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell. These vessels are not depreciated once they meet the criteria to be held for sale.

Accounting for Special Survey and Drydocking Costs; The Company follows the accounting guidance for planned major maintenance activities. Drydocking and special survey costs, which are reported in the balance sheet, include planned major maintenance and overhaul activities for ongoing certification including the inspection, refurbishment and replacement of steel, engine components, electrical, pipes and valves, and other parts of the vessel. The Company follows the deferral method of accounting for special survey and drydocking costs, whereby actual costs incurred. If special survey or drydocking is performed prior to the scheduled date, the remaining unamortized balance are immediately written-off.

Page | 40

Notes to the Consolidated Financial Statements

Vessel Operating Expenses; Vessel operating expenses include crew wages and related costs, the cost of insurance, expenses for repairs and maintenance, the cost of spares and consumable stores, tonnage taxes and other miscellaneous expenses. Aggregate expenses increase as the size of the Company's fleet increases. Under time charters or voyage charters, the Company pays for vessel operating expenses. Operating expenses, including the costs of crewing insurance and medical, surveys, dry-dockings, maintenance and repairs.

Repairs and Maintenance; All repair and maintenance expenses are charged against income when incurred and are included in vessel operating expenses in the accompanying Consolidated Statements of Operations.

Segment Reporting; The Company reports financial information and evaluates its operations of Upstream, Midstream and Downstream by commodities sales and vessels charters by its separate subsidiaries revenues and their geographical activities.

Going Concern; The management of the Company assesses the Company's ability to continue as a going concern at each period end. The assessment evaluates whether there are conditions that give rise to substantial doubt to continue as a going concern within one year from the consolidated financial statements issuance date. Review our “Substantial Doubts” in Note 24.

Stock Options and Other Share-Based Compensation; The company issues stocks and other share-based compensation to certain consultants, advisors, members of Board of Directors and employees from time to time. Such transactions are recorded at fair value based on the trading price of the Company’s common stock on the date of the transactions (Note 7).

Emerging Growth Company; We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Note 2

New Accounting Standards

Leases (Topic 842); Effective January 1, 2019, Petrogress adopted Accounting Standards Update (ASU) 2016-02 and its related amendments. However, as of December 31, 2019, and for the year then ended, the effect of adopting ASC Topic 842 was not material. With the new gas station leases effective in February 2020, the requirements of this accounting standard will be implemented beginning with the first quarter of 2020. For the company’s leases, refer to Note 3 below.

Note 3

Lease Commitments

Petrogress implemented the new lease standard at the effective date of January 1, 2019. The company elected the short-term lease exception and therefore recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

The company enters into lease arrangements through its subsidiaries as a lessee in three gas stations as presented in the below table which are classified as operating leases; Operating lease arrangements mainly involve the offices, gas-stations, trucks transportation, vehicles, bareboat charters, and terminals.

The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably to exercise;

The below table presents the company’s leases arrangements and liabilities for an aggregate period of the next 2 and 15 years respectively, from the end of the reporting period:

Lease location	Lessee	Period: Jan. 01, 2020 to Dec. 31, 2035		Lease Amount
Piraeus (Greece) office	Petrogress Hellas	24	months	$68,000
Tema (Ghana) office	Petrogress Africa	24	months	7,200
Gas Station - Aeges (Greece)	Petrogress Hellas	15	years	126,000
Gas Station - Areopolis (Greece)	Petrogress Hellas	15	years	180,000
Gas Station - Sparta (Greece)	Petrogress Hellas	15	years	180,000
		Total Lease cost		$561,200

Page | 41

Notes to the Consolidated Financial Statements

On October 1, 2019, the company’s subsidiary Petrogress Hellas Co. guaranteed to pay $160,000 to the owner of the one leased gas station at Aegies location for the transfer of the facilities and the assignment of the operating license. The payment effected on February 2020.

Note 4

Summarized Financial Data – Petrogress, Inc.

Petrogress Int’l LLC. (PGI) is a major subsidiary of Petrogress, Inc. PGI, through its affiliates manage and operate most of Petrogress business. The summarized financial information for Petrogress, Inc., and its consolidated subsidiaries is as follows:

	Year Ended December 31,
	2019	2018	2017
Sales and other operating revenues	$15,961,220	$9,038,843	$9,163,356
Total cost and other deductions	(18,945,901)	(8,714,145)	(8,892,091)

Net income/(loss) attributable to Shareholders	$(2,950,515)	$307,047	$271,265

Note 5

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt as at December 31, 2019 and December 31, 2018. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Marketable Securities; We classify marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income/ (loss), a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred

Derivatives; The company records its derivative instruments – other than any commodity derivative contracts that are designated as normal purchase and normal sale – on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income.

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

The three hierarchy levels are defined as follows:

●	Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

Page | 42

Notes to the Consolidated Financial Statements

●	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments but incorporates the Company’s own credit risk as observed in the credit default swap market.

Financial instruments measured at fair value on a recurring basis are summarized as follows:

	At December 31, 2019						At December 31, 2018
	Level 1		Level 2		Level 3	Total	Level 1		Level 2		Level 3		Total
Derivatives Fair value	$	---	$	---	$809,877	$809,877	$	---	$	---	$	---	$	---

Total Liabilities	$	---	$	---	$809,877	$809,877	$	---	$	---	$	---	$	---

Note 6

Financial and Derivative Instruments

Financial Instruments; The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a Black Scholes model as of December 31, 2019 and 2018. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $105,793 and $0 during the years ended December 31, 2019 and 2018, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $294,083 and $0 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, the fair market value of the derivatives aggregated $809,877 and $0, respectively.

Credit Risk Concentrations; Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivables. Concentrations of credit risk with respect to trade receivables are limited due to the short payment terms dictated by the industry and operating environment

Note 7

Accounting for Equity-based Payments

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

Note 8

Earnings (Loss) per Share

In accordance with ASC Topic 260, Earnings per Share, the Company’s basic earnings per share (EPS) is based upon “Net Income (Loss) Attributable to Petrogress, Inc.” (“earnings”) and includes the effects of salaries and other compensations to the company’s directors and officers or investments in Petrogress. Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period.

As of December 31, 2019, and 2018, the basic weighted average number of shares of Common Stock of the Company was 3,953,461 and 3,436,387, respectively. Since the Company has a net loss the year ended December 31, 2019, there is no dilutive effect for those specific periods. As of December 31, 2018, the diluted weighted average number of shares of Common Stock of the Company was 3,522,331.

The table below presents the Earnings per Share calculations for the years ended December 31, 2019 and 2018:

Basic EPS Calculation	2019	2018
Net income attributable to common shareholders	$(2,950,515)	$307,047
Denominator for basic net income per share – weighted average shares	3,953,461	3,436,387
Conversion of accrued interest on debt held by related party	-	85,944
Denominator for diluted net income per share	-	3,522,331
Basic net earnings per share	(0.75)	0.0894
Diluted net earnings per share	(0.75)	0.0896

Page | 43

Notes to the Consolidated Financial Statements

Note 9

Operating Segments & Geographic presence

Although each subsidiary of Petrogress is responsible for its own affairs, Petrogress manages the operations in these subsidiaries and affiliates. The operations are grouped into three business segments, Upstream, Midstream and Downstream, representing the company’s “operating segments” as described in Item 1, Business Overview.

The company’s primary country of operation is Greece -its head operating location- while other of the company’s operations are in Ghana and Cyprus. Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. We also market products and services through our offices in Ghana, Cyprus and our representations or agents.

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Year Ended December 31,
Operating Subsidiaries (1)		2019	2018
● Petrogress Int’l LLC.	(Internationally)	$15,344,924	$8,650,462
● Petronav Carriers LLC.	(Internationally)	989,313	2,737,600
● Petrogress Africa Co. Ltd.	(Nationally Ghana)	936,000	479,000
● Petrogress (Hellas) Co.	(Internationally)	109,500	57,838
Totals		$17,379,737	$11,924,900

(b)	Earnings by products and other services are presented in the following table:

	Year Ended December 31,
Sales volumes per product & service (2)	2019	2018
● Crude oil	$13,983,090	$7,558,463
● Gas oil	2,136,000	1,518,500
● Lubricants	90,834	-
● Vessel’s hires & freights	989,313	2,257,600
● Others	180,500	590,338
Totals	$17,379,737	$11,924,901

(1)	Amounts of revenue transactions before intercompany eliminations

(2)	Amounts of products transferred before intercompany eliminations

Segment Information; Petrogress’ chief operating decision maker is the chief executive officer (“CEO”) of its general partner. The CEO reviews Petrogress’ discrete financial information, makes operating decisions, assesses financial performance and allocates resources on a type of service basis. Petrogress has two reportable segments: Commodities and Other (C&O) revenues and Hires & Freights (H&F). Each of these segments is organized and managed based upon the nature of the products and services it offers.

●	C & O – stores, distributed and markets crude oil, Gas Oil, and refined petroleum products. Also includes retailing sales of its gas stations and rest areas, terminals, and refined logistics.
●	H & F – marine transportations, transports, and marine service.

The tables below present information about revenues and other income, capital expenditures in unconsolidated affiliates for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
C&O (Commodities & Other Revenues)	2019	2018
Revenues from crude oil sales	$15,399,090	$8,982,462
Other Revenues	20,630	7,500
Total Revenues	15,419,720	8,989,962
Segment Adjusted EBITDA	(3,145,868)	323,367
Net income/ (loss) attributable to:
Shareholders of the Company	(3,112,862)	305,788
Non-controlling interests	(33,007)	17,579
F&H (Freights & Hires Revenues)
Revenues from freights & hires	$541,500	$37,000
Total Revenues	541,500	37,000
Segment Adjusted EBITDA	361,187	1,331
Net income/ (loss) attributable to:
Shareholders of the Company	362,347	1,259
Non-controlling interests	(1,159)	72

Page | 44

Notes to the Consolidated Financial Statements

	Year Ended December 31,
Disaggregation of Revenues	2019	2018
Revenues commodities sales	$15,399,090	$8,982,462
Revenues from freights & hires	541,500	37,000
Other Revenues	20,630	7,500
Total Revenues	15,961,220	9,026,962

Accounts Receivable, net; The amount shown as accounts receivables, net at each balance sheet date includes estimated recoveries from customers and charterers for sales of oil products, hires, freight and demurrage billings, net of allowance for doubtful accounts. Accounts receivable involve risk, including the credit risk of non-payment by the customer. Accounts receivable are considered past due based on contractual and invoice terms. An estimate is made of the allowance for doubtful accounts based on a review of all outstanding amounts at each period, and an allowance is made for any accounts which management believes are not recoverable. The determination of bad debt allowances constitutes a significant estimate.

The table below sets forth Accounts Receivable, net of the Company for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31,
Receivables	2019	2018
Receivables from commodities and hires sales	$2,085,838	$5,092,860
Less: Provision for doubtful accounts	(130,550)	(344,466)
Sales receivable net	1,955,288	4,748,394
Other receivables	56,142	31,038
Accounts receivable, net	$2,011,430	$4,779,432

As of December 31, 2019, and 2018, the Company recognized a provision for doubtful accounts of $130,550 and $344,466 respectively, for trade receivables from specific customers that were deemed doubtful as to their recoverability. This provision is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein.

No accounts receivable balances were written-off for the years ended December 31, 2019 and 2018.

Accounts payable and Accrued Expenses; Accounts payable and accrued expenses consisted of the following items for the years ended December 31, 2019 and 2018 respectively:

	Year Ended December 31,
Accounts payable and Accrued Expenses	2019	2018
Service providers	$439,448	$664,344
Wages and Bonuses	874,470	60,351
Oil Suppliers	38,307	501,536
Vendors and Suppliers	49,973	39,221
Totals	$1,402,198	$1,265,452

Note 10

Prepaid expenses and other current assets

The table below shows the company’s prepaid expenses and other current assets as of December 31, 2019 and 2018:

		Year Ended December 31,
Prepaid expenses and other current assets		2019	2018
Salt-pond oil field and oil rig Platform “AGK-1”	Petrogress Africa Ltd.	$460,000	$-
Oil Suppliers, Vendors & Various	Petrogress Africa Ltd.	595,136	136,357
Oil Suppliers, Vendors & Various	Petrogress Int’l LLC.	2,318,986	2,385
Service Providers	Petrogress, Inc.	17,940	3,940
Service Providers	Petrogress (Hellas) Co .	19	20,100
Others	Petronav Carriers LLC.	68,655	203,058
Others	Petrogres Co. Limited	-	1,399,436
Totals		$3,143,221	$1,765,276

Salt-pond; the company through its subsidiary PGAF, has invested $460,000 for the ongoing project of Petroleum agreement with Ghana National Petroleum Company and the executed surveys on the oil rig platform.

Oil suppliers, Vendors & Various; the company’s subsidiaries have made cash advances of $2,914,122 to its crude oil providers for the securing of supply in compliance of the sale and purchase contracts and other vendors, suppliers to its fleet.

Note 11

Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Page | 45

Notes to the Consolidated Financial Statements

Note 12

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

Hellenic Federal Income Tax Considerations; The following discussion of Hellenic federal income tax matters is based on the Internal Revenue Code of 4646/2019, or the Code, judicial decisions, and existing and proposed regulations issued by the Hellenic Ministry of the Treasury, all of which are in effect and available and subject to change, possibly with retroactive effect. Except as otherwise noted, this discussion is based on the assumption that our subsidiary Petrogress Hellas is maintain an office and other fixed place of business -the gas stations- within the Hellenic region and we will be subject to a net income tax of 24%. References in this discussion to "we" and "us" are to Petrogress Hellas, unless the context otherwise requires.

Ghanaian Tax Considerations: The Republic of Ghana enacted a new income tax act effective as of August 2015 (the "New Act"). Companies operating in Ghana are liable to pay varied levels of taxes depending on the sector of operation, and the location of project and whether the company registered in Ghana. Taxable profits are based on profits declared in audited accounts subject to adjustments made for capital allowance. Income tax incentives are provided under the Income Act 2015 (Act 896). Our subsidiary Petrogress Africa, is subject to net income tax of 25%.

Marshall Islands Tax Considerations; Our ship-owning entities are Marshall Islands corporations. Because we do not, and we do not expect that we will, conduct business or operations in the Marshall Islands, under current Marshall Islands law we are not subject to tax on income or capital gains and our stockholders will not be subject to Marshall Islands taxation or withholding on dividends and other distributions, including upon a return of capital, we make to our stockholders. In addition, our stockholders, who do not reside in, maintain offices in or engage in business in the Marshall Islands, will not be subject to Marshall Islands stamp, capital gains.

During the years ended December 31, 2019 and 2018, a reconciliation of income tax expense at the applicable statutory rate of approximately 21% to income tax expense at the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Income tax (expense) benefit at statutory federal rates	$9,487	$(68,187)
Permanent differences	-	-
Increase (decrease) in valuation allowance	(9,487)	68,187
Income tax expense (benefit) at Company’s effective tax rate	$-	$-

At December 31, 2019, the Company had approximately $3,014,668, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset taxable income and, if not fully utilized, expire in the year 2039.

Page | 46

Notes to the Consolidated Financial Statements

Note 13

Properties, Vessels and Equipment

Vessels and others fixed assets, net; We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Tanker Vessels (in years)	10 -years
Supply boats (in years)	10 -years
Fenders (in years)	10 -years
Oil hoses (in years)	10 -years
Vehicles & trucks (in years)	10 -years
Office equipment and furniture (in years)	10 -years
Computer hardware (in years)	5 -years

Vessels and other fixed assets, net consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018	Estimated useful Life (in years)
Vessels purchased costs	$10,888,423	$10,171,930	10
Furniture and equipment	182,764	189,848	10
Accumulated depreciation	(6,821,424)	(5,910,872)
Vessels and other fixed assets, net	$4,249,763	$4,450,906

*	Depreciation for the year ended December 31, 2019 and 2018, was $914,748 and $927,596, respectively.

Inventories; Crude oil, Gas oil and bunkers onboard our vessels are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of items, spare-parts, consumable goods and equipment supplied to our vessel which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate.

The table below presents our inventories as of December 31, 2019 and December 31, 2018:

Commodities and Petroproducts Inventories	December 31, 2019	December 31, 2018
Crude Oil	$-	$279,196
Gas Oil	1,039,020	-
Lubricants	59,479	-
Vessels Inventories & Others
Bunkers R.O.B*	108,113	137,939
Lubricants, provisions, and spare-parts	68,473	96,759
Total	$1,275,085	$513,894

  *Vessels ROB of Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 14

Short-Term Debt

Convertible Note; On August 27, 2019, the Company executed a Convertible Note in the principal amount of $310,000. The Note bears interest at a rate of 8% per annum and matures on August 26, 2020. The Note carries an original issue discount of $10,000, to cover the Holder’s monitoring costs associated with the purchase and sale of the Note, which is included in the principal balance of this Note. The company has the right to repay the note in full or partially under the prepayment factors: 110% within 1-60 days, 115% within 61-120 days, and 120% within 121-180 days. After the initial 180 days the holder has the right to convert any outstanding balance of the principal and interest into common stocks shares at a discount of 25% of the lowest trading stock price.

Page | 47

Notes to the Consolidated Financial Statements

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

The fair value for the Company's derivative liability as at December 31, 2019 is based upon the following management assumptions:

	Minimum	Maximum
Volatility	180.96%	232.41%
Risk Free rate	1.60%	1.78%
Life	0.66	1.00

Note 15

Shareholders Equity, Stock options and other compensations

Common Stock; On January 12, 2018, the Company issued 2,903,225 shares (29,032 post-split) of Common Stock to Christos Traios, our President, Chief Executive Officer and Director for the settlement of wages due equal to $90,000 that had been accrued by parent company Petrogress, Inc. as of December 31, 2017.

On February 23, 2018 the Company issued 4,758,128 shares (47,582 post-split) of Common Stock to Christos Traios for the settlement of wages due equal to $120,000 that had been incurred by the parent company Petrogress, Inc. for the year ended December 31, 2016.

On February 23, 2018 the Company issued 19,070,512 shares (190,705 post-split) of Common Stock to Christos Traios, in settlement of loans equal to $297,500 he had provided to the Company as of that date. Specifically, the Company settled $275,000 of loans that Christos Traios had provided to Petrogress, Inc., and $15,000 and $7,500 that Mr. Traios had advanced to Petrogress Int'l LLC. and Petrogress Oil & Gas Energy Inc., respectively. The Company recognized a loss of $160,192 upon settlement of these loans.

Page | 48

Notes to the Consolidated Financial Statements

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

On December 5, 2018, the Company issued 382,841 shares of Common Stock to Christos Traios for the payment of accrued interest of $383.00 as per Credit line.

On April 17, 2019 the Company issued 25,000 shares of Common Stock to an unrelated party as advance of the consulting agreement dated March 25th, 2019.

On August 27, 2019 the Company issued additional 25,000 shares of Common Stock to an unrelated party as settlement of service based on the consulting agreement dated March 25th, 2019.

On September 9, 2019 the Company issued 35,000 shares of Common Stock to an unrelated party, based on the terms of the Security and Purchase Agreement dated August 27th, 2019.

On October 29, 2019 the Company issued 142,858 shares of Common Stock to Christos Traios as settlement of the Security Purchase Agreement dated October 22, 2019.

On December 2019 the Company issued 349,875 shares of Common Stock to an unrelated party.

On December 4, 2019 the Company issued 15,000 shares of Common Stock to William H. Stinson, as advance of his engagement with company as Chief Operations Officers dated September 1st, 2019.

On December 4, 2019 the Company issued 25,000 shares of Common Stock to an unrelated party as payment of advisory and consulting service agreement dated December 1st, 2018.

On December 4, 2019 the Company issued 500 shares of Common Stock to Dr. Pierides Demetrios, as compensation of two months service Board member and director.

Preferred stock; On July 9, 2018, the Company filed the Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State to, among other things, reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company's Preferred Stock.

Note 16

Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2019, the Company issued an 8% Convertible Note in the principal amount of $310,000. The Note bears interest at a rate of 8% per annum. The Note carries an original issue discount of $10,000 which is included in the principal balance of the Note. The Company has the right to repay the note in full or partially under the prepayment factors: 110% within 1-60 days, 115% within 61-120 days, and 120% within 121-180 days. After the initial 180 days the holder has the right to convert any outstanding balance of the principal and interest into common stocks shares at a discount of 25% of the lowest trading stock price.

The issuance of the 8% Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Page | 49

Notes to the Consolidated Financial Statements

Note 17

Loan Facility from Related Party

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. As previously mentioned, Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between Mr. Traios and the Company, however due to significant issues, likely Mr. Traios will be unable to continue the financial support of the Company.

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. The principal and any accrued but unpaid interest on the LOC Note were due and payable on or before July 13, 2018. At the maturity date, provided that the Company is not in default, the Company, at the Company’s option may extend and renew the LOC Note for additional terms of twelve (12) months, with a new effective and maturity date assigned for each successive extension and renewal.

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

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement dated July 13, 2017 (the “Credit Agreement”) pursuant to which Mr. Traios provided a revolving line of credit in the principal amount of up to $1,000,000 to the Company. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note will become due upon the current Maturity Date, July 13, 2019. However, the Maturity date extended up to July 13, 2020. Accrued interest for the years ended December 31, 2019 and 2018, amounted to $11,912 and $8,744, respectively.

On November 8, 2019, Christos Traios contributed with additional cash of $311,300, for the purchase of the vessel MV LIBERTUS by the wholly-owned subsidiary Petronav Carriers LLC. and additional cash of $30,150 for expenses paid in relation to the condition surveys and port dues of the said vessel prior the closing purchase transaction.

Cash and other contribution made by Christos Traios from inception up to the year ended December 31, 2019, including activity on the LOC Note, are as follows:

February 29, 2016	$-
Advances made by Christos Traios	157,000
Balance December 31, 2016	157,000
New amounts lent to the Company by Christos Traios	275,000
Amount converted to 8% Convertible Promissory Note signed May 12, 2017	(134,600)
Balance December 31, 2017	297,400
New amounts lent to the Company by Christos Traios	126,500
Amount converted to common shares February23, 2018	(275,000)
Balance (Principal) December 31, 2018	148,900
Balance (Principal) December 31, 2019*	$148,900
* Balance at December 31, 2019 do not include the interest due of $20,656 for 2018 and 2019

Page | 50

Notes to the Consolidated Financial Statements

Note 18

Related Party Capital Transactions

Effective September 30, 2017, Petrogress Int'l LLC. purchased from Christos Traios 1,080,000 shares of Petrogres Africa Company Limited ("PGAF"), a Ghanaian limited company. The shares of PGAF acquired comprise 90% of its issued and outstanding shares. The acquisition is vital for the Company's strategic objective to expand operations and its presence in West Africa. The initial consideration for the forgoing shares was $1,080,000 and Mr. Traios forgave an amount of $180,000 leading to a final consideration of $900,000 included in Amounts due to related party in the Consolidated Balance Sheet as of December 31, 2017.

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

Note 19

Wages due to Related Party from the Company and its Subsidiaries

The table below presents the wages due to Christos Traios from his service to the company and its significant subsidiaries at year ended December 31, 2019:

December 31, 2019
Petrogress, Inc.	$203,698
Petrogress Int’l LLC.	404,365
Petronav Carriers LLC.	156,340
Petrogress (Hellas) Co.	24,671
Total outstanding wages to Ch. Traios at December 31, 2019	$789,074

Note 20

Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 21

Revenues

Revenue from contracts with customers is presented in “Sales and other operating revenue”. Purchases and sales are combined and recorded on a net basis and reported in “purchased crude oil” on the Consolidated Statement of Income.

For disaggregation disclosure see Note 9 beginning on page 39 for additional information on the company’s segmentation of revenue.

Receivables related to revenue from customers are included in “Accounts and notes receivable” on the Consolidated Balance Sheet. The net balance of these receivables was $2,011,430 and $4,779,432 at December 31, 2019 and December 31, 2018, respectively.

Page | 51

Notes to the Consolidated Financial Statements

Note 22

Claims receivable

As on December 31, 2019 and 2018, the Company’s subsidiaries PGI and PCL has recorded an amount of claims receivable of $478,500 and $547,600, respectively, for unpaid hires and prepayments. For those pending claims the subsidiaries commenced legal proceedings against the debtors, however, we have secured and agreed with some of the debtors who has written undertaken to settle their debts amounting $395,100 within 2020.

Note 23

Other Information

On October 1, 2019, the Petrogress Int’l LLC., through its Hellas (PGH) branch concluded the negotiations to lease Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. On October 2019, PGH agreed to lease one more gas station in the same geographical area. The lease terms for both gas stations agreed for 15years.

Effective as on October 14, 2019, the Board of Directors of Petrogress, Inc. increased the number of members constituting the Board of directors to two and appointed Dr. Demetrios Pierides to serve as a director and Executive Vice President.

On October 22, 2019, Petrogress, Inc. entered into a Securities Purchase Agreement with Christos Traios, a director and officer of the Company, to acquire all of the issued and outstanding shares of capital stock of Libertus Marine Ltd., a Marshall Islands limited liability company, which upon closing became a wholly owned subsidiary of the Company. As consideration for the acquisition, the Company issued to Christos Traios 142,858 shares of Company Common Stock, par value $0.001 per share. LML was primarily organized to negotiate the purchase of a new vessel to be added to the Company’s fleet. LML has negotiated the purchase of a vessel which is expected to be purchased and delivered within November 2019.

On November 8, 2019, the Company through its subsidiary Libertus Marine Ltd., concluded the acquisition of MV LIBERTUS. Arrangements are in progress to shift the vessel from her delivered Gythio port to the Company’s base at Piraeus port to commence the necessary repairs, reflagging and her re-classification.

Note 24

Going Concern - Substantial Doubt

The management of the Company assesses the Company’s ability to continue as a going concern at each period end. The assessments evaluate whether there are conditions that give rise to substantial doubt to continue as a going concern within one year from the consolidated financial statements issuance date.

On the ground of management evaluation and consideration for the next period of twelve months, the company will be in the need of significant working capital to continue its oil trading operations, to keep repairing and provide the necessary maintenance on its tankers fleet, to complete the renovation of the leased gas stations and supplies the oil products, and furthermore to support all the corporate expenses of the parent company. Management plans to continue to seek debt and/or equity capital to fund its operations but there can be no assurance that management will be able to do so. The accompanying consolidated financial statements do not contain any adjustments related to this uncertainty.

The coronavirus pandemic has imposed the continuing lockdown of the Company’s offices in Greece and Africa, and the majority of its operations ceased. While our employees, vessel’s crew and labors are staying at their homes and our fleet still remains idle. Furthermore, the Covid-19 outbreaks created additional downward pressure on the demand for oil products in which we transact our business and we may not be able to fully assess the effects on our future operations. In addition, the recent dropping of oil prices has a material adverse impact to our oil trade, and we expect a further depress on the demand, as the oil production and transactional activity is suffering worldwide. Moreover, our visibility on the particular effects of COVID-19 outbreak in Africa is limited due to lack of information.

In of that said and under the present circumstances we believe that our incomes undoubtedly will be heavily affected during the next year, and that raises substantial doubt for the company’s ability to continue its business unless the company succeed to raise extra cash financing in the near future.

Page | 52

Notes to the Consolidated Financial Statements

Note 25

Subsequent Events

During February and March 2020, Petrogress Hellas Co. executed the definitive lease agreements for three gas stations and we are in the process with authorities for transferring of the operating licenses and the properties under PGH management. The company already commenced to the renovation of the two stations.

On March 28, 2020, during a heavy storm in Bonny area, one of our vessels grounded and collide with an existent wreck. Substantial damage caused to our vessel’s hull with subsequence damages partially to her engine room. A local Salvage expertise and tug-boats assistance hired to salvage the vessel. Presently, we are unable to ascertain the extent of damages yet unless we towage and place her on a drydock. We believe this accident with the subsequence expenses will materially affect our cash flow in the near future, however, a large amount will be repaid by the insurance and management also intends to procure a claim against certain parties believed to be at fault for damages and losses.

During April 2020, Petrogress Hellas Co. provisionally agreed with an owner of a gas station to lease and manage another gas station which is in operating condition. The terms of the lease are expected to be for a term of 15 years with renewal options. Petrogress committed to pay the owner the amount $380,000 which includes, goodwill and the purchase of the gas station fixed assets.

Page | 53

Petrogress, Inc.

Three-Year Financial Summary

Unaudited

	2019	2018	2017
Revenues and Other Income
Total goods sales	$15,399,090	8,982,462	9,521,006
Income from hires and freights	541,500	37,000	3,691,550
Other incomes	20,630	7,500	720,000
Total Revenues and Other Incomes	15,961,220	9,026,962	9,163,356
Total Costs and other Deductions	(18,945,901)	(8,704,751)	(8,893,333)
Income Before Income Tax Expense (Benefit)	(2,984,681)	322,211	270,023
Income Tax Expense (Benefit)	-	-	-
Net Income		322,211	270,023
Less: Net income attributable to non-controlling Interest	(34,166)	17,651	(1,242)
Net Income/(Loss) attributable to Shareholders of the Company	$(2,950,515)	304,560	271,265
Per Share of Common Stock
Net Income (Loss) Attributable to Petrogress Inc.
- Basic	$(0.75)	0.0894	0.1696
- Diluted	$(0.75)	0.0896	0.1696
Cash Dividends per Share	$-	-	-
Balance Sheet (at December 31)
Current assets	$7,231,123	8,170,453	6,875,008
Non-current assets	5,175,976	5,388,294	6,189,522
Total Assets	12,407,099	13,558,747	13,064,530
Short-term debt	386,097	1,265,452	1,299,965
Other Current liabilities	3,507,161	1,334,507	1,550,792
Other noncurrent liabilities	-	-	-
Total Liabilities	3,893,258	2,599,959	2,850,757
Total Shareholders’ Equity	$8,443,849	10,854,629	10,115,015
Non-controlling interests	69,992	104,159	98,758
Total Equity	$8,513,841	10,958,788	10,213,773

Page | 54

PART IV

Item 16- Exhibits and Financial Statements Schedules

The following documents are filed as part of this Annual Report on the pages referenced below:

(b)	Exhibits	Page(s)
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
10.1

Agreement Concerning the Exchange of Securities, dated February 29, 2016, by and among the Company, Petrogres Co. Ltd., and the sole shareholder of Petrogres Co. Ltd. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2016).

10.2

Employment Agreement dated April 1, 2016 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2017).**

Page | 55

10.3

Amendment to Employment Agreement dated January 12, 2018 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Commission on January 12, 2018).**

10.4

Stock Purchase Agreement dated February 23, 2018, by and between Christos Traios and Petrogress, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on February 26, 2018).**

10.5

Agreement and Plan Merger dated April 1, 2019 between Petrogress Int’l LLC. and Petrogres Co. Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Qas filed with the Commission on May 15, 2019).**

10.6

Appointment of Director; as of October 14, 2019, the Board of Directors increased the number of directors by appointing Dr. Demetrios Pierides to serve as a director and Executive Vice President (incorporated herein by reference to the Company’s Report on Form 8-K as filed with the Commission on October 15, 2019).

10.7

Securities Purchase Agreement dated October 22, 2019, by and between Christos Traios and Petrogress Inc., for the purchase and sale of the 100% of Libertus Marine ltd., in exchange of common stock (incorporated herein by reference to Exhibit 10.5 to the Company’s Report on Form 8-K as filed with the Commission on October 24, 2019)**

10.8

Amended and Restated Employment Agreement dated January 01, 2020 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2020).**

14.1	Code of Corporate Conduct and Ethics. (Incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 29, 2018).
4.1	Description of Securities	58
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	59
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	60
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	61
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	62
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*      Filed herewith

**      Furnished herewith

Page | 56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2020	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios
Christos Traios	President, Chief Executive Officer (Principal Executive Officer)	May 12, 2020

/s/ Evangelos Makris
Evangelos Makris	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2020

/s/ Dimitrios Z. Pierides
Dimitrios Z. Pierides	Director, Executive Vice President Human Resources	May 12, 2020

Page | 57