Form 10-K/A
period 2019-12-31
PETROGRESS, INC
filed 2020-05-18
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File No.	000-55854

PETROGRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2019626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 1, Akti Xaveriou - 5th Floor - Piraeus - Greece	18538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	+30 (210) 459-9741

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Reason for this Amendment

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) of Petrogress, Inc. (the “Company”), as originally filed (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2020 to add the following disclosure regarding reliance by the Company on the order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

This Amendment is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original Filing.

Reliance on SEC Relief from Filing Requirements

The Company filed the Original Filing in reliance on the Order, permitting the delay in filing due to circumstances related to COVID-19. On March 27, 2020 the Company filed a Current Report on Form 8-K (the “Form 8-K”) indicating its intention to rely on the Order. As stated in the Form 8-K, the Company is headquartered in Greece, which imposed a nationwide lockdown and quarantine to address the COVID-19 pandemic. As a consequence, the Company’s head office became very thinly staffed, and the Company’s accounting personnel, who have been generally working remotely, have had limited access to the Company’s financial records. In addition, the Company conducts a majority of its business through affiliates in Ghana, Cyprus and Nigeria, and with our ocean going vessels, and the COVID-19 outbreak has made collection of data slower and more difficult. As a result, management was unable to prepare, review and file the Annual Report on a timely basis.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15- Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:

(a)	Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2020	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios
Christos Traios	Director, President, Chief Executive Officer (Principal Executive Officer)	May 18, 2020

/s/ Evangelos Makris
Evangelos Makris	Chief Financial Officer (Principal Financial and Accounting Officer)	May 18, 2020

/s/ Dimitrios Z. Pierides
Dimitrios Z. Pierides	Director, Executive Vice President Human Resources	May 18, 2020