Form 10-Q
period 2020-03-31
PETROGRESS, INC
filed 2020-06-30
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-55854

PETROGRESS, INC.

(Exact name of registrant as specified in its charter)
Delaware	27-2019626
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
1, Akti Xaveriou - 5th Floor Piraeus 18538 - Greece
(Address of principal executive offices & zip code)
+30 (210) 459-9741
(Registrant’s telephone number, including area code)
NONE
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all report to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

There were, 7,123,884 shares of the Company’s common stock outstanding on June 26th 2020.

EXPLANATORY NOTE

Petrogress, Inc. (“Petrogress”) is filing this quarterly report on Form 10-Q after the May 15, 2020 (the “Original Due Date”) deadline applicable to for the filing of a Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release  No.  34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “order”).

On May 14, 2020, Petrogress filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Form 8-K, Petrogress was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. Due to the circumstances and uncertainty surrounding the effects of the COVID-19 pandemic on the business, employees, consultants and service providers of Petrogres, and considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors receiving materially accurate information in the Quarterly Report, the Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e. 45 days after the Original Due Date, or June 29, 2020.

Table of Contents

		PAGE
	Cautionary Statements Relevant to Forward-Looking Information	2

	PART I
	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019	3
	Consolidated Balance Sheet at March 31, 2020 and December 31, 2019	4
	Consolidated Statement of Cash Flows for the three months Ended March 31, 2020 and 2019	5
	Consolidated Statement of Equity for the three months Ended March 31, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	19
Item 4.	Controls and Procedures	19

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosure	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

Page | 1

PETROGRESS, INC.

Unless the context otherwise indicates, references to “Petrogress Inc.” “we”, “our”, or “us”, or the “Company” in this Form 10-Q are references to Petrogress Inc, -a Delaware corporation- including its wholly owned and majority-owned subsidiaries, and its ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Petrogress Inc exerts significant influence by virtue of its ownership interest) companies. Our significant subsidiaries are “Petronav Carriers LLC.,”, “Petrogress Int’l LLC.” and “Petrogres Africa Co. Limited”.

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

The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, Petrogress undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, on pages 25 and 26 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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

Page | 2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues from crude oil sales	$616,000	$1,917,178
Revenues from gas oil sales	1,166,000	-
Revenues for lubricants sales	113,802	-
Revenues from freights & hires	252,080	194,500
Other Revenues	-	11,000
Total Revenues	$2,147,882	$2,122,678
Costs and other Deductions:
Costs of goods sold (crude oil)	(572,000)	(1,165,752)
Costs of goods sold (gas oil)	(745,513)	-
Costs of goods sold (lubricants)	(35,697)	-
Total Cost and Other Deductions	$(1,353,210)	$(1,165,752)
Gross profit	$794,672	$956,926
Operating expenses:
Corporate expenses	(75,748)	(5,063)
General and administrative expenses	(1,098,716)	(542,872)
Provisions for losses on accounts receivable	-	-
Amortization expense	(8,531)	(6,687)
Depreciation expense	(154,696)	(197,280)
Total operating expenses	(1,337,691)	(751,902)
Operating income / (loss) before other expenses and income tax	$(543,019)	$205,024
Other Income / (expense), net:
Interest and finance expenses	(7,390)	(12,363)
Amortization of note discount	(99,702)	-
Change in fair market value of derivative liabilities	(256,808)	-
Other income / (expense), net	(15,825)	(47,402)
Total other income / (expense), net	$(379,725)	$(59,765)
Income / (loss) before income taxes	$(922,744)	$145,259
Income tax expense	-	-
Net income / (loss)	$(922,744)	$145,259
Net income / (loss) attributable to:
Shareholders of the Company	(910,397)	150,492
Non-controlling interests	(12,347)	(5,233)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	-	-
Comprehensive income / (loss)	$(922,744)	$145,259
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(910,397)	150,492
Non-controlling interests	(12,347)	(5,233)
Weighted average number of common shares outstanding
Basic	4,600,584	3,828,412
Diluted		3,828,412
Basic earnings per share	(0.20)	0.04
Diluted earnings per share		0.04

See accompanying notes to consolidated financial statements.

Page | 3

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Balance Sheet (Unaudited)

	At March 31,	At December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$387,622	$391,360
Accounts receivable, net	2,049,256	2,011,430
Claims receivable, net	378,545	478,500
Inventories	1,235,963	1,206,612
Prepaid expenses and other current assets	2,191,023	3,143,221
Total current assets	$6,242,409	7,231,123
Non-Current Assets
Goodwill	900,000	900,000
Contract-related licensing agreements	258,747	-
Right of use assets	553,531	-
Vessels and other fixed assets, net	4,155,180	4,249,763
Deferred charges, net	9,991	15,629
Security deposit	11,390	10,584
Total non-current assets	5,888,839	5,175,976
Total Assets	12,131,248	12,407,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,068,883	1,402,198
Due to related party	1,271,450	1,271,450
Loan facility from related party	169,407	148,900
Accrued interest	3,129	23,636
Lease liabilities	15,477	-
Convertible promissory notes	296,947	237,197
Derivative liabilities	1,066,685	809,877
Total current liabilities	3,891,978	3,893,258
Non-Current Liabilities
Lease liabilities	538,054	-
Total liabilities	4,430,032	3,893,258
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	10,000	10,000
Shares of Common stock, $0.001 par value, 19,000,000 shares authorized, 4,798,201 and 4,446,645 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	4,798	4,447
Additional paid-in capital	10,183,578	10,073,810
Accumulated comprehensive loss	(9,763)	(9,763)
Retained earnings	(2,545,042)	(1,634,645)
Equity attributable to Shareholders of the Company	7,643,571	8,443,849
Non-controlling interests	57,645	69,992
Total liabilities and shareholders’ equity	12,131,248	12,407,099

See accompanying notes to consolidated financial statements.

Page | 4

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net income/ (loss)	$(922,744)	$145,259
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	154,696	197,280
Provision for losses on accounts receivable	-	-
Change in fair value of derivative liabilities	256,808	-
Share-based compensation expense	110,119	-
Loss on disposition of fixed assets	-	-
Amortization of discount on convertible note	59,750	-
Amount of derivative in excess of face value of PCN	-	-
Loss on settlement of loan facility from related party	-	-
Gain/ (loss) on settlement of convertible promissory notes	-	-
Elimination of PGAS Africa APIC	-	-
Changes in working capital
(Increase)/Decrease in accounts receivable, net	(37,826)	(344,320)
(Increase)/Decrease in claims receivable, net	99,955	-
(Increase)/Decrease in inventories	(29,351)	(801,389)
(Increase)/Decrease in prepaid expenses	952,198	705,517
Increase/(Decrease) in accounts payable and accrued expenses	(333,315)	666,530
Increase/(Decrease) in amounts due to related party	-	36,434
Increase/(Decrease) in accrued interest	-	(150)
Increase/(Decrease) in other liabilities	0	-
(Increase)/Decrease in security deposit	(806)	54
(Increase)/Decrease in deferred charges, net	5,638	-
CASH PROVIDED BY OPERATING ACTIVITIES	$315,122	$605,215
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,113)	(13,440)
Purchase of vessels and other equipment – related party facility	-	-
Purchase of vessels and other equipment	-	-
Acquisition of intangible assets	(258,747)	-
CASH USED IN INVESTING ACTIVITIES	(318,860)	(13,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from advances from related party	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(3,738)	591,775
CASH AT BEGINNING OF YEAR	391,360	661,010
CASH AT PERIOD END	$387,622	$1,252,785

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Equity (Unaudited)

	Total Equity of Petrogress, Inc. Shareholders

			Additional		Accumulated		Non-	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Total	Controlling	Shareholders
	Shares	Shares	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Three Months Ended March 31, 2019
Balance at December 31, 2018	$10,000	$3,829	$9,535,161	$1,315,870	$(10,231)	$10,854,629	$104,159	$10,958,788
Elimination of PGAF apic / due from shareholders	-	-	-	-	-	-	-
Net Income	-	-	-	150,492	-	150,492	(5,233)	145,259
Other comprehensive income (loss)	-	-	-	-	-	-
March 31, 2019 Balance	$10,000	$3,829	$9,535,161	$1,466,362	$(10,231)	$11,005,121	$98,926	$11,104,047
Three Months Ended March 31, 2020
Balance at December 31, 2019	$10,000	$4,447	$10,073,810	$(1,634,645)	$(9,763)	$8,443,849	$69,992	$8,513,841
Shares issued based on convertible notes	-	325	101,381	-	-	101,706		101,706
Shares issued based on compensations	-	1	287	-	-	288		288
Shares issued for liabilities settlement	-	25	8,100	-	-	8,125		8,125
Net loss	-	-	-	(910,397)	-	(910,397)	(12,347)	(922,744)
Other Comprehensive income (loss)	-	-	-	-	-	-
March 31, 2020 Balance	$10,000	$4,798	$10,183,578	$(2,545,042)	$(9 ,763)	$7,643,571	$57,645	$7,701,216

See accompanying notes to consolidated financial statements.

Page | 6

PETROGRESS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     General

Petrogress, Inc (PGI), is an integrate energy company, engaged in the upstream, downstream and midstream segments. The company operates Internationally through its wholly owned subsidiaries "Petrogress Int'l LLC.", "Petronav Carriers LLC.", “Petrogress Africa Ltd.” and “PG Cypyard Offshore terminal Ltd.”. The company also provides sea-transportation services -as an independent established Maritime Company- by our tankers fleet. The company is registered in Delaware and headquartered from Piraeus-Greece, where the company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 – USA.

Impact of the novel coronavirus (COVID-19) pandemic; The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply and government-imposed travel restrictions have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning in the first quarter 2020, which negatively affected significantly our results of operations and cash flows. These conditions have persisted into the second quarter, including a further collapse in commodity prices and sea-transportations, and are expected to negatively affect our results of operations and cash flows as well. There remains a continuing uncertainty regarding the length and impact of the COVID-19 pandemic and associated reductions in demand for our products, on the energy industry and the outlook for our business.

The coronavirus pandemic has imposed the continuing lockdown of the Company’s offices in Greece and Africa and the majority of its operations ceased. While our employees, vessel’s crew and labors are staying at their homes and our fleet still remains idle.

The management of the Company assesses the Company’s ability to continue as a going concern at each period end. The assessments evaluate whether there are conditions that give rise to substantial doubts to continue as a going concern within the year from the present issuance of our financial statements. In addition, under the present circumstances and market condition, we believe that our incomes undoubtedly will be heavily affected during the year, and that raises substantial doubt for the company’s ability to continue its business unless the company succeed to raise extra cash financing. See our Risk Factors on page 20 Item 1A.

Basis of Presentation; The accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three-month period ended March 31, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Petrogress.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the company’s 2019 Annual Report on Form 10-K.

Subsidiaries and Affiliated Companies; The Consolidated Financial Statements include the accounts of controlled subsidiary companies more than 50 percent owned and any variable-interest entities in which the company is the primary beneficiary.

All significant intercompany transactions and accounts have been eliminated.

Principles of consolidation; The consolidated financial statements include the consolidated accounts of the Company and its wholly owned and majority-owned subsidiaries as listed in the below table. Inter-company transaction balances and unrealized gains/(losses) on transactions between the companies are eliminated.

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PG)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PG)
Petrogress Africa Co. Ltd. (PGAF)	Ghana	90%	(owned to PGI)
Petrogress Hellas (PGH)	Greece	100%	(owned to PGI
PG-Cypyard & Offshore Terminal Ltd. (PGC)	Cyprus	100%	(owned to PGI)

Non-controlling interests; Ownership interests in the Company’s subsidiaries held by parties other than the Company are presented separately from the Company’s equity on the Consolidated Balance Sheet. The amount of consolidated net income attributable to the Company and the non-controlling interests are both presented on the face of the Consolidated Statement of Income.

Note 2.     New Accounting Standards

Financial Instruments - Credit Losses Effective January 1, 2020, Petrogress adopted Accounting Standards Update (ASU) 2016-13 and its related amendments.

Page | 7

Note 3.     Information Relating to the Consolidated Statement of Cash Flows

	Three Months Ended
	March 31,
	2020	2019
(Increase) in Accounts receivable, net	$(37,826)	$(344,320)
(Increase) in Claims receivable, net	99,955	-
(Increase)/ decrease in Inventories	(29,351)	(801,389)
Decrease in Prepaid expenses and other assets	952,198	705,517
Increase/ (decrease) in Accounts payable and accrued expenses	(333,315)	666,530
Increase in Amounts due to related party	-	36,434
Increase in Accrued interest	-	(150)
Increase in other liabilities	0	-
(Increase)/ decrease in Security deposit	(806)	54
Decrease in Deferred charges, net	5,638	-
Net increase in operating capital	$656,493	$262,676

Note 4. Operating Segments & Geographic presence

Although each subsidiary of Petrogress is responsible for its own affairs, Petrogress manages the operations in these subsidiaries and affiliates. The operations are grouped into three business segments, Upstream, Midstream and Downstream, representing the company’s “operating segments” as described in Item 1, Executive Overview.

The company’s primary country is the United States of America, its country of Domicile; while Greece is the head operating location. Other components of the Company’s operations in Ghana, Nigeria and Cyprus are reported as “International” (outside the United States). Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. We also market products and services through our offices in Ghana, Cyprus and our representations or agents.

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Three months Ended March 31,
Operating Subsidiaries (1)		2020	2019
● Petrogress Int’l LLC.	(Internationally)	$718,000	$1,928,178
● Petronav Carriers LLC.	(Internationally)	252,080	194,500
● Petrogress Africa Co. Ltd.	(Nationally Ghana)	1,177,802	-
● Petrogress (Hellas) Co.	(Internationally)	-	-
Totals		$2,147,882	$2,122,678

(b)	Earnings by products and other services are presented in the following table:

	Three months Ended March 31,
Sales volumes per product & service (2)	2020	2019
● Crude oil	$616,000	$1,917,178
● Gas oil	1,166,000	-
● Lubricants	113,802	-
● Vessel’s hires & freights	252,080	194,500
● Others	-	11,000
Totals	$2,147,882	$2,122,678

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

Page | 8

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the three-month periods ended March 31, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sale of third-party. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Three Months Ended March 31,
Sales and Other Operating Revenues		2020	2019
Upstream	International	$616,000	$1,917,178
Downstream	International	1,279,802	-
Midstream	International	252,080	194,500
All others	International	-	11,000
Total Sales and Other Operating Revenues		$2,147,882	$2,122,678

Note 5. Inventories

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

The table below presents our inventories as of March 31, 2020 and March 31, 2019, respectively:

Commodities and Petroproducts Inventories	March 31, 2020	March 31, 2019
Crude Oil	$678,000	$-
Gas Oil	293,507	1,050,000
Lubricants	127,177	41,202
Vessels Inventories & Others
Bunkers R.O.B*	88,750	127,322
Lubricants, provisions, and spare-parts	48,529	-
Total	$1,235,963	$1,218,524

  *Vessels ROB of Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 6. Properties, Vessels and Equipment

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value.

Vessels and other fixed assets, net consisted of the following as of March 31, 2020 and March 31, 2019:

	March 31, 2020	December 31, 2019	Estimated useful Life left (in years)
Vessels purchased costs	$10,916,684	$10,888,423	2	-	4
Furniture and equipment	182,764	182,764	4	-	6
Accumulated depreciation	(6,944,268)	(6,821,424)
Vessels and other fixed assets, net	$4,155,180	$4,249,763

*	Depreciation for the three months ended March 31, 2020 and 2019, was $154,696 and $197,280, respectively.

Note 7.   Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Page | 9

Note 8.   Other Contingencies and Commitments

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 9. Financial and Derivative Instruments

Financial Instruments; The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a Black Scholes model as of March 31, 2020 and 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $99,702 and $0 during the three months ended March 31, 2020 and 2019, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $256,808 and $0 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and 2019, the fair market value of the derivatives aggregated $1,066,685 and $0, respectively.

The fair value for the Company's derivative liability as at March 31, 2020 is based upon the following management assumptions:

	Minimum	Maximum
Volatility	272.25%	428.03%
Risk Free rate	0.05%	0.12%
Life	0.13	0.41

Note 10. Revenue

“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers and consistent with ASC Topic 606. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $2,049,256 and $2,011,430 at March 31, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs.

Note 11. Earnings (Loss) per Share and Stockholders’ Equity

The table below presents the calculation of basic and diluted net income (loss) attributable to common shareholder per share as of March 31, 2020:

	March 31,
Basic EPS Calculation	2020	2019
Net income attributable to common shareholders	$(910,937)	$150,492
Denominator for basic net income per share – weighted average shares	4,600,584	3,828,412
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	3,828,412
Basic net earnings per share	(0.20)	0.04
Diluted net earnings per share	-	0.04

As of March 31, 2020, and 2019, the basic weighted average number of shares of Common Stock of the Company was 4,600,584 and 3,828,412, respectively. Since the Company has a net loss the three months ended March 31, 2020, there is no dilutive effect for those specific periods.

Note 12. Authorized Shares and Transactions

On July 9, 2018, the Company filed an amendment (the “Amendment”) to its Certificate of Incorporation with the Delaware Secretary of State to, (a) effect a reverse stock split of the Company’s Common Stock at a ratio of one-for-100, (b) reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000 and (c) reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The amendment took effect on July 18, 2018. There was no change in the par value of the Company’s Common Stock of Preferred Stock as a result of the Amendment.

As of March 31, 2020, our authorized capital stock consists; 19,000,000 shares of Common Stock, par value $0.001 per share and 1,000,000 shares of Preferred Stock, par value $0.001 per share.

During the three months ended March 31, 2020 the Company issued 351,556 shares of its common stocks to several consultants and conversion of debt for principal and accrued interest.

Note 13. Leases

During the three months ended March 31, 2020, the Company, through its subsidiaries Petrogress (Hellas), entered into fifteen-years lease agreements for three gas-fueling stations in Greece, to support its operations as an integrate oil energy company. The gas-fueling stations leases are capitalized under the provisions of ASC Topic 842, Leases, and leases related to the Company’s office and other facilities, which are no longer in term than two years, and not material to the Company’s consolidated financial statements, are classified as “Operating Leases”; Operating lease arrangements mainly involve the offices, gas-stations, trucks transportation, vehicles, bareboat charters, and terminals. The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably to exercise.

Page | 10

The following is a schedule showing the future minimum lease payments under leases for the next five years and the present value of the minimum lease payments as of March 31, 2020:

Years Ending December 31	Amount
2020 (Remainder)	$84,900
2021	113,200
2022	75,600
2023	75,600
2024	75,600
Thereafter	784,300
Total minimum lease payments	1,209,200
Less: Amount representing interest	655,669
Present value of minimum lease payments	$553,531

For the three months ended March 31, 2020 and 2019, right of use lease expense was $9,225 and $0, respectively.

The related lease balance included in the condensed consolidated balance sheet as of March 31, 2020 were as follows:

Amount
Assets
Operating lease right-of-use asset	$553,531
Liabilities
Lease liability – current portion	15,477
Lease liability – long-term portion	538,054
Present value of minimum lease payments	$553,531

Page | 11

Note 14. Subsequent events

On May 27, 2020, Petrogress Int’l (the “Company”) entered into an Amendment No. 2 to Securities Purchase Agreement with Christos Traios, amending the terms of acquisition of Petrogress Africa Limited.  As a result, the Company returned 864,000 shares of PGAF (the “Option Shares” representing 72% of the PGAF) for which the Company has not paid the purchase price to date.  However, the Company retained ownership of 216,000 of PGAF shares for which remains obliged to pay the purchase price of $1.20 per share in cash to Christos Traios, under the of the Security Purchase Agreement. Future financial statements will be shown as 18 percent equity ownership interest in PGAF, provided the company will comply to its obligations as per amended agreement. The company will account for this investment in future period using the equity method of accounting.

The below tables present the Pro forma information pursuant to Regulation S-X, 11-01 of SEC:

Pro forma condensed consolidated balance sheets	March 31, 2020	December 31, 2019
Assets	$9,603,350	$9,781,726
Liabilities	1,478,586	967,810
Shareholders’ equity `	8,124,764	8,813,916

	Three Months Ended March 31,
Pro forma condensed statement of operations	2020	2019
Revenues	$953,630	$2,107,678
Net income/ (loss)	(799,272)	192,648
Income/ (loss) per share	(0.17)	0.05
Weighted average number of shares	4,600,584	3,828,412

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

First Quarter 2020 compared with First Quarter 2019

Key Financial Results

Earnings by product sales	Three months ended March 31,
Net sales volumes per product	2020	2019
Crude Oil Sales	$616,000	$1,917,178
Gas Oil Sales	1,166,000	-
Lubricants Sales	113,802	-
Hires & Freights Sales	252,080	194,500
Other Revenues/Discounts	-	11,000
Totals	$2,147,882	$2,122,678

Net loss attributable to Petrogress for first quarter 2020 was $(910,397) (($0.1897) per share), compared to a net income of $150,492 ($0.0393 per share) for the first quarter of 2019. (Amount of losses $494,593 related to Petrogress Inc and includes G/A expenses and derivative liabilities of the convertible notes).

Refer to the “Results of Operations” section beginning on page 14 for a discussion of our financial results.

Executive Overview

Petrogress, Inc., is based in Delaware and operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which is a holding company for subsidiaries currently conducting business in Greece, Cyprus and Ghana, and provides management of crude oil purchases and sales;

Business Environment and Outlook

Petrogress, is an oil energy and sea transportation company with business activities in the following countries: Greece, Cyprus and Ghana. Our earnings currently depend primarily on the profitability of our crude oil sales. The biggest factor affecting the results of operations is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2019. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a reduction in supply growth should bring global markets into balance. However, the timing or sustainability of any such increase in prices is unknown. In the Company's downstream business, crude oil is the largest cost component of refined products. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

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

Page | 12

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

Response to Market Conditions and COVID-19

During the first quarter of 2020, travel restrictions and other constraints on economic activity were implemented in many locations around the world to limit the spread of the COVID-19 virus. As a result, demand for our products has fallen steeply and commodity prices, including crude oil and other petroleum products, have followed suit. The drop in commodity prices is expected to negatively impact the company’s future financial and operating results. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the impact of the COVID-19 pandemic on our results, which could be material. Petrogress, entered into this crisis with a weak balance sheet and low cash liquidity. Accordingly, to protect its long-term health and value, the company is responding to such market condition by adjusting items it can control. Additionally, the company has suspended its repayments of short-terms debts and reduced also the purchase of the crude oil from its suppliers. A number of our vessels crew dismissed to mitigate the daily non-operating expenses of our fleet. Together, these actions are consistent with our financial priorities: to protect our ongoing projects, to prioritize capital spend that drives long-term value and to maintain our position in the energy and shipping market. The company relies in its receivables in order to continue with a sufficient liquidity on its operations.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 2 and to “Risk Factors” in Part II, Item 1A, on pages 22 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

Operating sectors

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

The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 – USA.

Other Businesses

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

Page | 13

Our key business segments

The following are descriptions of our recent initiatives undertaken in each of our key business segments:

Upstream; Earnings for the upstream segment are closely aligned with industry prices for crude oil. Crude oil prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC) or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company's control such as the COVID-19 pandemic, and regional supply interruptions. The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs, ensure supply chain resiliency and continuity, and support operational goals. The spot markets for many services and materials are softening in response to the economic impact of the COVID-19 pandemic, including the drastic reductions in demand for petroleum products, including gasoline and fuel, among others, and in crude oil prices, which have resulted in significant reductions in economic activity and associated spending in the energy sector. Commodity prices have fallen below break-even levels in many regions.

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

Earnings for the downstream segment are closely tied to margins on the refining, manufacturing and marketing of products that include gasoline, diesel, fuel oil and lubricants additives, and petrochemicals. Industry margins are sometimes volatile and can be affected by the global and regional supply-and-demand balance for refined products and petrochemicals, and by changes in the price of crude oil, other refinery and petrochemical feedstocks. Industry margins can also be influenced by inventory levels, geopolitical events, costs of materials and services, refinery or chemical plant capacity utilization, maintenance programs, and disruptions at refineries resulting from unplanned outages due to severe weather, fires or other operational events. Other factors affecting profitability for downstream operations include the reliability and efficiency of the company’s refining, marketing, the effectiveness of its crude oil supply functions, and the volatility of tanker-charter rates for the company’s shipping operations, which are driven by the industry’s demand for crude oil and product tankers. Other factors beyond the company’s control include the general level of inflation and energy costs to operate the company’s refining process and marketing, including the changes in tax laws and regulations.

The company’s most significant marketing areas are the West Coast of Africa and East Mediterranean where Petrogress affiliates have significant ownership interests, representations and partnership agreements, in these areas.

Midstream; The outbreak of COVID-19 pandemic occurred the ceased of our entire fleet operations and employments which resulted the complete elimination of freight and hire incomes, while the fleet expenses remained on the same levels during and March, April and May 2020. Nevertheless, we believe the shipping industry will be rectified and return to the normal levels, therefore we still seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to fund future vessel acquisitions, expansion into new and existing markets and products, increased working capital levels, or capital expenditures, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

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

Operating Developments

Noteworthy operating developments in recent months included the following:

●	Greece - complete the new 3 Gas/Fueling Stations and rest areas for which we estimate to be start operating by July 2020;

Page | 14

●	Greece – conclude the concession agreement with Gythio port authorities and take over the management of the port for the next 35 years;

●	Egypt – conclude the company’s partnership agreement with a national petroleum refinery for the sludges collection from all vessels calling the Egyptian ports;

●	Egypt – complete the final arrangements for the bunkering location at Port Said and shift-place one of our tankers in position to commence the bunkering operations in the area;

●	Ghana – conclude the partnership agreement with SONERGON, a manufacturing power-plants company and build the first Power-Plant in Ghana;

The said projects were interrupted due to COVID-19 outbreak as of March and during the second quarter of 2020 as a result of travel restrictions between the countries.

Results of Operations

The following section presents the results of operations and variances on a before-tax basis for the company’s business operations, as well as for “All Other.”

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

EBITDA and Adjustment; EBITDA represents net income before expenses, taxes and depreciation. Adjusted EBITDA represents net income before expense, taxes, taxes, depreciation and amortization of dry-docking.

	Three months ended March 31,
	2020	2019
Operating Earnings/ (losses)	$(543,019)	$145,259

Operating losses of $(543,019) during the first quarter of 2020, compared to operating earnings of $205,024 for the same period in 2019. The decrease was primarily due to lower crude oil sales prices and the cease of operations as of March 31, 2020.

Page | 15

Consolidated Statement of Income

Sales of products provided in the below table:

	Three Months Ended March 31,
Net sales volumes per product	2020	2019
Crude Oil Sales	$616,000	$1,917,178
Gas Oil Sales	1,166,000	-
Lubricants Sales	113,802	-
Hires & Freights Sales	252,080	194,500
Other Revenues/Discounts	-	11,000
Totals	$2,147,882	$2,122,678

Cost of Goods Sold provided in the below table:

	Three Months Ended March 31,
Cost of goods sold	2020	2019
Crude Oil purchased costs	$(572,000)	$(1,165,752)
Gas Oil purchased costs	(745,513)	-
Lubricants purchased costs	(35,697)	-
Totals	$(1,353,210)	$(1,165,752)

●	Sales: Total operating sales for the three months ended March 31, 2020 and 2019, were $2,147,882 and $2,122,678, respectively, a decrease of $52 796 or approximately 2%.

●	Cost of goods sold: for the three months ended March 31, 2020 and 2019, cost of goods sold were $(1,353,210) and $(1,165,752), respectively, an increase of $187,458 or approximately 16%.

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the three months ended March 31, 2020 and 2019 were $75,748 and $5,063, respectively, an increase of $70,685 or approximately 1496%.

●

General and administrative expenses: For the three months ended March 31, 2020, General and administrative expenses increased to $1,098,716 compared to $542,872 for the three months ended March 31, 2019, an increase of $555,844 or approximately 202%.

●

Net income/ (loss) attributable PGI: For the three months ended March 31, 2020, the Company had a net loss of $(910,397) while for the three months ended March 31, 2019, the Company had a net income of $150,492, a decrease of $1,060,889 or approximately 605%.

●	EBITDA: For the three months ended March 31, 2020 amounted to $(922,744) compared to $145,259 to the three months ended March 31, 2019.

Consolidated results of Operation (after eliminations)	Three Months Ended March 31,
	2020	2019
Total Operating Revenues	$2,147,882	$2,122,678
Total Operating Expenses & Cost of Goods Sold*	$(2,612,901)	$(1,977,419)

* Operating expenses includes, corporate expenses, shipping & logistic, commodities purchase cost, fleet expenses, General and Administrative expenses, and Depreciation expense;

Summarized Financial Data – Subsidiaries

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

Page | 16

Petrogress Int’l LLC. (PIL)

Petrogress Int’l LLC. (PIL), performs most of the trading of the oil products. PIL, is the company which serves as a holding company for conducting business across the world through its affiliates and subsidiaries.

Summarized financial information is presented in the following table:

	Three Months Ended
	March 31
	2020	2019
Sales and other operating revenues	$1,381,501	$1,951,538
Cost and other expenses	(1,321,908)	(1,384,724)
Net income attributable to Petrogress Int’l LLC.*	$59,593	$566,814

________

* 100% Net income attributable to Petrogress, Inc.

Petronav Carriers LLC. (PCL)

Petronav Carriers LLC., (PCL) is the company that serves as the manager and operator of our tanker fleet of four vessels wholly owned by its five subsidiaries. PCL operates and charter the tankers fleet to PIL and third-party charterers.

Summarized financial information is presented in the following table:

	Three Months Ended
	March 31
	2020	2019
Sales and other operating revenues	$447,080	$367,333
Cost and other expenses	(778,817)	(632,751)
Net income/ (loss) attributable to Petronav Carriers LLC. *	$(331,737)	$(265,418)

________

* 100% Net income/ (loss) attributable to Petrogress, Inc.

Petrogress Africa Co. Ltd. (PGAF)

Petrogres Africa Co. Ltd., (PGAF) is the company that holds a Ghanaian permit and is authorized to conduct local sales of oil trade and servicing as a ship agent within Ghana ports. PGAF, provides the agency and the attendance of our fleet in all Ghanaian ports, including the support of any repairs and supplies to our vessels. In addition, PGAF is the distributor of our lubricants.

Summarized financial information is presented in the following table:

	Three Months Ended
	March 31
	2020	2019
Sales and other operating revenues	$1,194,252	$15,000
Cost and other expenses	(1,317,724)	(67,331)
Net income/ (loss) attributable to Petrogres Africa Co. Ltd.*	$(132,472)	$(52,331)

_______

* 90% Net income/ (loss) attributable to Petrogress Int’l LLC.

Petrogress Hellas Branch (PGH)

Petrogress Hellas (PGH) is the branch of PIL in Greece and operates-monitoring and managed the entire day-to-day activities of the company’s subsidiaries. Through PGH, PIL has commenced the Gas-Fueling Stations in Greece.

Summarized financial information is presented in the following table:

	Three Months Ended
	March 31
	2020	2019
Sales and other operating revenues	$37,368	$23,360
Cost and other expenses	(69,903)	(40,392)
Net income/ (loss) attributable to Petrogress Hellas Co.*	$(32,535)	$(17,032)

_______

100% Net income/ (loss) attributable to Petrogress Int’l LLC.

Page | 17

Petrogress, Inc. (PGI)

Petrogress, Inc. (PGI) is the parent holding company of the group and doesn’t make any revenues from operations while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. The following table presents the results of equity interest PGI has into the subsidiaries:

	Three Months Ended
	March 31
	2020	2019
Sales and other operating revenues	$-	$-
Corporate, Administrative and other expenses	(494,593)	(101,267)
Net income/ (loss) attributable to Petrogress, Inc.*	$(494,593)	$(101,267)

_______

Net income/ (loss) attributable from ownership interest of the subsidiaries.

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the three months ended March 31, 2020 and 2019:

Customer	March 31, 2020	March 31, 2019
A	29%	94%
B	25%	*
C	18%	*
D	11%	*

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended March 31, 2020 and December 31, 2019 is showing on the below table:

Customer	March 31, 2020	December 31, 2019
A	29%	55%
B	25%	*
C	13%	23%
D	11%	*

●	None of the balances listed in the table above have become overdue as of March 31, 2020.
●	Amounts indicated with an * denote amounts less than 10%.

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At March 31, 2020, we had a working capital of $2,336,944 consisting of $387,622 in cash and cash equivalents, $2,049,256 in accounts receivable, $378,545 in claims receivable, $1,235,963 in inventories and $2,191,023 in prepaid expenses and other current assets.

For the three months ended March 31, 2020, net cash provided by operating activities was $344,086 compared to $605,215 of net cash used in operating activities for the three months ended March 31, 2019.

Assets included in the calculation of the Company’s working capital have decreased by $988,714 mainly from the decrease in inventories which have decreased by $648,649. This decrease has been financed mainly by our net income and the increase of our liabilities included in working capital, namely the increase in Convertible promissory notes and Derivative liabilities which have increased by $59,750 and $256,808 respectively, during the three months ended March 31, 2020.

The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, and shareholder contributions. Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and the expenses we suffer in order to comply with the regulatory requirements of SEC. Specifically, Petrogress, Inc., the parent company, does not have revenues while it suffers all the necessary operating and general and administrative expenses to comply with the regulatory requirements of the SEC.

Page | 18

Cash and Cash Equivalents; The following table presents sources and use of cash and cash equivalents:

	Three Months Ended March 31,
Sources of cash and cash equivalents	2020	2019
Operating activities	$344,086	$605,215
Borrowing	-	-
Others	-	-
Total sources of cash and cash equivalents	$344,086	$605,215

Management seeks to secure the necessary financing for the expansion of Company’s operations. Based on our current plan, we believe our expected cash flows from operations will be sufficient to finance our present activities and capital expenditures only for a period of the next 6 months. The company needs to raise a reasonable finance in order to expand its operations, increase the oil sales and support its projects-operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Page | 19

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the three months ended March 31, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 1A – Risk Factors

Information about risk factors for the three months ended March 31, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factor below.

Impacts of the novel coronavirus (COVID-19) pandemic and geopolitical factors have resulted in a significant decrease in demand for Petroleum products and caused a precipitous drop in commodity prices, which has had and is expected to continue to have an adverse, and potentially material adverse, effect on Petrogress’s future financial and operating results.

As of the date of this Quarterly Report on Form 10-Q, the economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have been far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, have fallen dramatically to historic lows, even going negative in some cases, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and an economic standstill resulting from the COVID-19 pandemic.

As a result, a market imbalance has existed and may continue to exist, with oil supplies vastly exceeding current and expected near-term demand. Although OPEC and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the dramatic decrease in global demand, which is driving increasing inventory levels with refineries, pipelines and storage facilities at or close to storage capacity in a growing number of locations.

Extended periods of low prices for crude oil are expected to have a material adverse effect on the company’s results of operations, financial condition and liquidity. Among other things, the company’s earnings, cash flows, and capital and exploratory expenditure programs are expected to be negatively affected. As a result, the value of the company’s assets may also become impaired in future periods.

The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees, which may become suspended completely if adverse conditions persist. As a result of decreased demand for its products, the company has made significant cuts to its operations during March and second quarter of 2020, which are expected to negatively impact our future operations, cash flows and assets.

The company’s suppliers and customers are also being heavily impacted by the COVID-19 pandemic and access to materials, supplies, and contracts has been strained. In certain cases, the company has received notices invoking force majeure provisions in supplier contracts and receivables. This strain on the financial health of the company’s customers could put further pressure on the company’s financial results and may negatively impact supply and sales assurance and performance for the company.

In light of the significant uncertainty around the duration and extent of the impact of the COVID-19 pandemic, management is currently unable to develop with any level of confidence estimates and assumptions that may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period. In addition, the unprecedented nature of such market conditions could cause current management estimates and assumptions to be challenged in hindsight.

There continues to be uncertainty and unpredictability around the impact of the COVID-19 pandemic on our financial and operating results in future periods. The extent to which the COVID-19 pandemic adversely impacts our future financial and operating results, and for what duration and magnitude, depends on several factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond the company's control. Such factors include the duration and scope of the pandemic, including any resurgences of the pandemic, and the impact on our workforce and operations; the negative impact of the pandemic on the economy and economic activity, including travel restrictions and prolonged low demand for our products; the ability of our affiliates, suppliers and partners to successfully navigate the impacts of the pandemic; the actions taken by governments, businesses and individuals in response to the pandemic; the actions of OPEC and other countries that otherwise impact supply and demand and correspondingly, commodity prices; the extent and duration of recovery of economies and demand for our products after the pandemic subsides; and Petrogress ability to keep its cost model in line with changing demand for petroleum products and shipping.

The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a resurgence of the pandemic could precipitate or aggravate the other risk factors identified in our 2019 Form 10-K, which in turn could further materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways not currently known or considered by us to present significant risks.

Page | 20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended March 31, 2020:

Period	Total Number of Shares	Class
Jan. 1 – Jan. 31, 2020	180,556	Common shares
Feb. 1 – Feb. 29, 2020	--	Common shares
Mar.1 – Mar. 31, 2020	171,000	Common shares
Total	351,556

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosure

None

Item 5 – Other Information

●

During April 2020, the oil prices crashed to zero, while that period the company’s subsidiary PIL left with a large volume of crude oil which purchased through its supplier on fixed price before the market collapse. Furthermore, the sea-transportation impacted negatively resulting the ceased of our fleet as our ships remained idle for long period. The company is doing its utmost to recover such capital damage when the oil market will improve.

●

During May 2020, the company’s subsidiary towed to Piraeus Shipyard its new purchased vessel to commence her modification as a liquid lubricant carrier. The modification and all drydocking works estimated to be completed within 3-4 months, all going well, while the budget for such modification works estimated to be $700,000.

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Page | 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2020	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 22

Exhibits Index

_____

Exhibit Number	Exhibits Description	Filing date

10.1

Amended and Restated Employment Agreement dated January 01, 2020 by and between Petrogress, Inc. and Christos Traios (Incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the Commission on March 3, 2020).**

03/03/2020
10.2

Amendment No.2 to Securities Purchase Agreement dated effective as of May 27, 2020 among Christos P. Traios, Petrogress, Inc., and Petrogress Int’l LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on May 28, 2020)

05/28/2020
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 24
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 25
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 26
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 27
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*      Filed herewith

**      Furnished herewith

Page | 23