Form 10-Q
period 2020-06-30
PETROGRESS, INC
filed 2020-08-28
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2020

or

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

There were, 23,776,393 shares of the Company’s common stock outstanding on August 28th 2020.

Page | 1

Table of Contents

		PAGE
	Cautionary Statements Relevant to Forward-Looking Information	3

	PART I
	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the six months ended June 30, 2020 and 2019	4
	Consolidated Balance Sheet at June 30, 2020 and December 31, 2019	5
	Consolidated Statement of Cash Flows for the six months Ended June 30, 2020 and 2019	6
	Consolidated Statement of Equity for the six months Ended June 30, 2020 and 2019	7
	Notes to Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18
Item 4.	Controls and Procedures	18

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosure	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
	Signatures	22

Page | 2

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, on pages 20 and 21 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

Page | 3

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30,		Three months Ended June 30,
	2020	2019	2020	2019
Revenues:
Revenues from crude oil sales	$749,200	1,917,178	133,200	-
Revenues from gas oil sales	622,000	300,000	-	300,000
Revenues for lubricants sales	143,501	-	-	-
Revenues from freights & hires	218,000	298,500	(34,080)	104,000
Other Revenues	34,080	11,000	34,080	-
Total Revenues	$1,766,781	2,526,678	133,200	404,000
Costs and other Deductions:
Costs of goods sold (crude oil)	(1,250,000)	(1,165,752)	(678,000)	-
Costs of goods sold (gas oil)	(520,000)	(240,000)	-	(240,000)
Costs of goods sold (lubricants)	(129,000)	(41,202)	-	(41,202)
Total Cost and Other Deductions	$(1,899,000)	(1,446,954)	(678,000)	(281,202)
Gross profit	$(132,219)	1,079,724	(544,800)	122,798
Operating expenses:
Corporate expenses	(293,168)	(83,611)	(217,420)	(78,548)
General and administrative expenses	(1,187,591)	(877,563)	(88,875)	(334,691)
Amortization expense	(8,790)	(6,687)	(259)	-
Depreciation expense	(306,895)	(428,048)	(152,199)	(230,768)
Total operating expenses	(1,796,444)	(1,395,909)	(458,753)	(644,007)
Operating income / (loss) before other expenses and income tax	$(1,928,663)	(316,185)	(1,003,553)	(521,209)
Other Income / (expense), net:
Interest and finance expenses	(19,638)	(15,493)	(12,248)	(3,130)
Amortization of note discount	(174,292)	-	(74,590)	-
Change in fair market value of derivative liabilities	(886,487)	-	(629,679)	-
Other income / (expense), net	(68,152)	(538,302)	(52,327)	(490,900)
Total other income / (expense), net	$(1,148,569)	(553,795)	(768,844)	(494,030)
Income / (loss) before income taxes	$(3,077,232)	(869,980)	(1,772,397)	(1,015,239)
Income tax expense	-	-
Net income / (loss)	$(3,077,232)	(869,980)	(1,772,397)	(1,015,239)
Net income / (loss) attributable to:
Shareholders of the Company	(3,077,232)	(861,098)	(1,772,397)	(1,011,590)
Non-controlling interests	-	(8,882)	-	(3,649)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	-	-	-	-
Comprehensive income / (loss)	$(3,077,232)	(869,980)	(1,772,397)	(1,015,239)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(3,077,232)	(861,098)	(1,772,397)	(1,011,590)
Non-controlling interests	-	(8,882)	-	(3,649)
Weighted average number of common shares outstanding
Basic	5,136,808	3,842,916	5,136,808	3,857,162
Diluted	-	3,842,916	-	3,857,162
Basic earnings per share	(0.60)	(0.22)	(0.35)	(0.26)
Diluted earnings per share	-	(0.22)	-	(0.26)

See accompanying notes to consolidated financial statements.

Page | 4

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Balance Sheet (Unaudited)

	At June 30,	At December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$154,404	$391,360
Accounts receivable, net	1,787,917	2,011,430
Claims receivable, net	375,145	478,500
Inventories	377,948	1,206,612
Prepaid expenses and other current assets	2,401,798	3,143,221
Total current assets	$5,097,212	7,231,123
Non-Current Assets
Goodwill	-	900,000
Contract-related licensing agreements	258,747	-
Right of use assets	617,139	-
Vessels and other fixed assets, net	3,983,529	4,249,763
Deferred charges, net	7,172	15,629
Security deposit	11,762	10,584
Total non-current assets	4,878,349	5,175,976
Total Assets	9,975,561	12,407,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	1,640,625	1,402,198
Due to related party	620,036	1,271,450
Loan facility from related party	169,407	148,900
Accrued interest	3,129	23,636
Lease liabilities	21,930	-
Convertible promissory notes	313,204	237,197
Derivative liabilities	1,696,364	809,877
Total current liabilities	4,464,695	3,893,258
Non-Current Liabilities
Lease liabilities	604,471	-
Total liabilities	5,069,166	3,893,258
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	10,000	10,000
Shares of Common stock, $0.001 par value, 50,000,000 shares authorized, 7,833,562 and 4,446,645 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	7,834	4,447
Additional paid-in capital	9,377,530	10,073,810
Accumulated comprehensive loss	(9,763)	(9,763)
Retained earnings	(4,479,206)	(1,634,645)
Equity attributable to Shareholders of the Company	4,906,395	8,443,849
Non-controlling interests	-	69,992
Total liabilities and shareholders’ equity	9,975,561	12,407,099

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net income / (loss)	$(3,077,232)	$(861,980)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	306,895	428,048
Provision for losses on accounts receivable	-	-
Change in fair value of derivative liabilities	629,679	-
Share-based compensation expense	424,940	-
Loss on disposition of fixed assets	-	-
Amortization of discount on convertible note	174,292	-
Amount of derivative in excess of face value of PCN	74,590	-
Loss on settlement of loan facility from related party	-	-
Gain / (loss) on settlement of convertible promissory notes	83,933	46
Elimination of PGAS Africa APIC	(755,702)	-
Changes in working capital
(Increase) / Decrease in accounts receivable, net	223,513	601,374
(Increase) / Decrease in claims receivable, net	103,355	(4,000)
(Increase) / Decrease in inventories	828,664	(563,928)
(Increase) / Decrease in amounts due from related party	720,000	-
(Increase) / Decrease in prepaid expenses	741,423	245,796
Increase / (Decrease) in accounts payable and accrued expenses	238,427	87,763
Increase / (Decrease) in amounts due to related party	(651,414)	68,976
Increase / (Decrease) in accrued interest	-	2,980
Increase / (Decrease) in lease liabilities	626,401	-
(Increase) / Decrease in security deposit	(1,178)	54
(Increase) / Decrease in deferred charges, net	8,457	6,688
CASH PROVIDED BY OPERATING ACTIVITIES	$699,043	$11,817
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,113)	(13,440)
Purchase of vessels and other equipment – related party facility	-	-
Purchase of vessels and other equipment	-	-
Acquisition of intangible assets	(875,886)	-
CASH USED IN INVESTING ACTIVITIES	(935,999)	(13,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from advances from related party	-	-
CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(236,956)	(1,623)
CASH AT BEGINNING OF YEAR	391,360	661,010
CASH AT PERIOD END	$154,404	$659,387

See accompanying notes to consolidated financial statements.

Page | 6

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Equity (Unaudited)

	Total Equity of Petrogress, Inc. Shareholders
	Preferred Shares	Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive (Loss)	Total Equity	Non-Controlling Interest	Total Shareholders Equity
Six Months Ended June 30, 2019
Balance at December 31, 2018	$10,000	$3,829	$9,535,161	$1,315,870	$(10,231)	$10,854,629	$104,159	$10,958,788
Shares issued based on convertible notes	-	-	-	-	-	-	-	-
Shares issued based on compensations	-	21	41,836	-	-	41,836	-	41,857
Shares issued for liabilities settlement	-	25	47,475	-	-	47,475	-	47,500
Elimination of PGAF apic / due from shareholders	-	-	58,405	-	-	58,405	8,000	66,405
Net loss	-	-	-	(861,098)	-	(861,098)	(8,882)	(869,980)
Other Comprehensive income / (loss)	-	-	-	-	-	-		-
June 30, 2019 Balance	$10,000	$3,875	$9,682,877	$454,772	$(10,231)	$10,141,293	$103,277	$10,244,570
Six Months Ended June 30, 2020
Balance at December 31, 2019	$10,000	$4,447	$10,073,810	$(1,634,645)	$(9,763)	$8,443,849	$69,992	$8,513,841
Shares issued based on convertible notes	-	3,386	351,274	-	-	354,60	-	354,660
Shares issued based on compensations	-	1	287	-	-	288	-	288
Shares issued for liabilities settlement	-	-	-	-	-	-	-	-
Elimination of PGAF apic / due from shareholders	-	-	(1,047,841)	232,671	-	(815,170)	(69,992)	(885,162)
Net loss	-	-	-	(3,077,232)	-	(3,077,232)	-	(3,077,232)
Other Comprehensive income / (loss)	-	-	-	-	-	-	-	-
June 30, 2020 Balance	$10,000	$7,834	$9,377,530	$(4,479,206)	$(9 ,763)	$4,906,395	$-	$4,906,395

See accompanying notes to consolidated financial statements.

Page | 7

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

Impact of the novel coronavirus (COVID-19) pandemic; The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply and government-imposed travel restrictions have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning in the second quarter 2020, which negatively affected significantly our results of operations and cash flows. These conditions have persisted into the second quarter, including a further collapse in commodity prices and sea-transportations, and are expected to negatively affect our results of operations and cash flows as well. There remains a continuing uncertainty regarding the length and impact of the COVID-19 pandemic and associated reductions in demand for our products, on the energy industry and the outlook for our business.

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

Basis of Presentation; The accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the six-month period ended June 30, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Petrogress.

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

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PG)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PG)
Petrogress Hellas (PGH)	Greece	100%	(owned to PGI)
PG-Cypyard & Offshore Terminal Ltd. (PGC)	Cyprus	100%	(owned to PGI)

Note 2.     New Accounting Standards

Financial Instruments - Credit Losses Effective January 1, 2020, Petrogress adopted Accounting Standards Update (ASU) 2016-13 and its related amendments.

Page | 8

Note 3.     Information Relating to the Consolidated Statement of Cash Flows

	Six Months Ended
	June 30,
	2020	2019
Decrease in Accounts receivable, net	$223,513	$601,374
(Increase) / decrease in Claims receivable, net	103,355	(4,000)
(Increase) / decrease in Inventories	828,664	(563,928)
(Increase) / decrease due from related party	720,000	-
Decrease in Prepaid expenses and other assets	741,423	245,796
Increase in Accounts payable and accrued expenses	238,427	87,763
Increase / (decrease) in Amounts due to related party	(651,414)	68,976
Increase / (decrease) in Accrued interest	-	2,980
Increase in lease liabilities	626,401	-
(Increase) / decrease in Security deposit	(1,178)	54
Decrease in Deferred charges, net	8,457	6,688
Net increase in operating capital	$2,837,648	$445,704

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

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Six months Ended June 30,
Operating Subsidiaries (1)		2020	2019
● Petrogress Int’l LLC.	(Internationally)	$1,514,701	1,928,178
● Petronav Carriers LLC.	(Internationally)	252,080	298,500
● Petrogres Africa Co Ltd.	(Nationally Ghana)	-	300,000
● Petrogress (Hellas) Co.	(Internationally)	-	-
Totals		$1,766,781	$2,526,678

(b)	Earnings by products and other services are presented in the following table:

	Six months Ended June 30,
Sales volumes per product & service (2)	2020	2019
● Crude oil	$749,200	1,917,178
● Gas oil	622,000	300,000
● Lubricants	143,501	-
● Vessel’s hires & freights	218,000	298,500
● Others	34,080	11,000
Totals	$1,766,781	$2,526,678

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

Page | 9

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the six-month periods ended June 30, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sale of third-party. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Six months Ended June 30,
Sales and Other Operating Revenues		2020	2019
Upstream	International	$749,200	$1,917,178
Downstream	International	765,501	300,000
Midstream	International	218,000	298,500
All others	International	34,080	11,000
Total Sales and Other Operating Revenues		$1,766,781	$2,526,678

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

The table below presents our inventories as of June 30, 2020 and December 31, 2019, respectively:

Commodities and Petroproducts Inventories	June 30, 2020	December 31, 2019
Crude Oil	$-	$-
Gas Oil	293,018	1,039,020
Lubricants	-	59,479
Vessels Inventories & Others
Bunkers R.O.B.*	27,839	108,113
Lubricants	57,091	-
Provisions & Stores	-	-
Total	$377,948	$1,206,612

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

Vessels and other fixed assets, net consisted of the following as of June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019	Estimated useful Life left (in years)
Vessels purchased costs	$10,916,684	$10,888,423	2	-	4
Furniture and equipment	182,764	182,764	4	-	6
Accumulated depreciation	(7,115,919)	(6,821,424)
Vessels and other fixed assets, net	$3,983,529	$4,249,763

*	Depreciation for the six months ended June 30, 2020 and 2019, was $306,895 and $428,048, respectively.

Note 7.   Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Page | 10

Note 8.   Other Contingencies and Commitments

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 9. Financial and Derivative Instruments

Financial Instruments; The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a Black Scholes model as of June 30, 2020 and 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $74,590 and $0 during the six months ended June 30, 2020 and 2019, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $629,679 and $0 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and 2019, the fair market value of the derivatives aggregated $1,911,049 and $0, respectively.

The fair value for the Company's derivative liability as at June 30, 2020 is based upon the following management assumptions:

	Minimum	Maximum
Volatility	302.93%	303.08%
Risk Free rate	0.13%	1.77%
Life	0.16	1.00

Note 10. Revenue

“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers and consistent with ASC Topic 606. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $1,787,917 and $2,011,430 at June 30, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs.

Note 11. Earnings / (Losses) per Share and Shareholders’ Equity

The table below presents the calculation of basic and diluted net income / (loss) attributable to common shareholders per share as of June 30, 2020:

	June 30,
Basic EPS Calculation	2020	2019
Net income attributable to common shareholders	$(3,077,232)	$(869,980)
Denominator for basic net income per share – weighted average shares	5,136,808	3,842,916
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	3,842,916
Basic net earnings per share	(0.60)	(0.22)
Diluted net earnings per share	-	(0.22)

As of June 30, 2020, and 2019, the basic weighted average number of shares of Common Stock of the Company was 5,136,808 and 3,842,916, respectively.

Note 12. Other information

On May 27, 2020, Petrogress Int’l LLC. (the “Company”) entered into an Amendment No. 2 to Securities Purchase Agreement with Christos Traios, amending the terms of acquisition of Petrogress Africa Limited. As a result, the Company returned 864,000 shares of PGAF (the “Option Shares” representing 72% of the PGAF) for which the Company has not paid the purchase price to date. However, the Company retained ownership of 216,000 of PGAF shares for which remains obliged to pay the purchase price of $1.20 per share in cash to Christos Traios, under the of the Security Purchase Agreement. Future financial statements will be shown as 18 percent equity ownership interest in PGAF, provided the company will comply to its obligations as per amended agreement. The company accounted for this investment using the equity method of accounting.

Page | 11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

Second Quarter of 2020 compared to the Second Quarter of 2019

Earnings by product sales	Six months ended June 30,
Net sales volumes per product	2020	2019
Crude Oil Sales	$749,200	$1,917,178
Gas Oil Sales	622,000	300,000
Lubricants Sales	143,501	-
Hires & Freights Sales	218,000	298,500
Other Revenues / Discounts	34,080	11,000
Totals	$1,766,781	$2,526,678

Net loss attributable to Petrogress for the second quarter of 2020 was $(3,077,232) ($(0.60) per share), compared to a net loss of $(1,011,590) ($(0.26) per share) for the second quarter of 2019.

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

* On November 16, 2016, Petrogress, Inc., filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. On July 6, 2020, the Company filed an amendment (the "Amendment") to the Company's Certificate of Incorporation with the Delaware Secretary of State to increase the number of authorized shares of Common Stock from 19,000,000 to 50,000,000. The Amendment took effect on July 6, 2020. There was no change in the par value of the Company's Common Stock or Preferred Stock as a result of the Amendment.

Page | 12

Response to Market Conditions and COVID-19

During the second quarter of 2020, travel restrictions and other constraints on economic activity were implemented in many locations around the world to limit the spread of the COVID-19 virus. As a result, demand for our products has fallen steeply and commodity prices, including crude oil and other petroleum products, have followed suit. The drop in commodity prices is expected to negatively impact the company’s future financial and operating results. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the impact of the COVID-19 pandemic on our results, which could be material. Petrogress, entered into this crisis with a weak balance sheet and low cash liquidity. Accordingly, to protect its long-term health and value, the company is responding to such market condition by adjusting items it can control. Additionally, the company has suspended its repayments of short-terms debts and reduced also the purchase of the crude oil from its suppliers. A number of our vessels crew dismissed to mitigate the daily non-operating expenses of our fleet. Together, these actions are consistent with our financial priorities: to protect our ongoing projects, to prioritize capital spend that drives long-term value and to maintain our position in the energy and shipping market. The company relies in its receivables in order to continue with a sufficient liquidity on its operations.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 3 and to “Risk Factors” in Part II, Item 1A, on page 19 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

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

Other Businesses

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to complete and have them ready for operations within six months’ time. The gas Stations shall be operated by our Hellenic branch in Greece and we expect to be ready by June 2020.

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

Page | 13

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

Page | 14

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

	Six months ended June 30,
	2020	2019
Operating Earnings / (losses)	$(1,928,663)	$(316,185)

Operating losses of during the second quarter of 2020 amount to $(1,928,663), compared to operating losses of $(316,185) for the same period in 2019. The decrease was primarily due to lower crude oil sales prices and the cease of operations as of June 30, 2020.

Consolidated Statement of Income

Sales of products provided in the below table:

	Six months Ended June 30,
Net sales volumes per product	2020	2019
Crude Oil Sales	$749,200	$1,917,178
Gas Oil Sales	622,000	300,000
Lubricants Sales	143,501	-
Hires & Freights Sales	218,000	298,500
Other Revenues/Discounts	34,080	11,000
Totals	$1,766,781	$2,526,678

Cost of Goods Sold provided in the below table:

	Six months Ended June 30,
Cost of goods sold	2020	2019
Crude Oil purchased costs	$(1,250,000)	$(1,165,752)
Gas Oil purchased costs	(520,000)	(240,000)
Lubricants purchased costs	(129,000)	(41,202)
Totals	$(1,899,000)	$(1,446,954)

●	Sales: Total operating sales for the six months ended June 30, 2020 and 2019, were $1,766,781 and $2,526,678, respectively, a decrease of $759,897 or approximately 30%.

●	Cost of goods sold: For the six months ended June 30, 2020 and 2019, cost of goods sold was $1,219,049 and $1,446,954, respectively, an increase of $452,046 or approximately 31%.

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the six months ended June 30, 2020 and 2019 were $293,168 and $83,611, respectively, an increase of $209,557 or approximately 251%.

Page | 15

●

General and administrative expenses: For the six months ended June 30, 2020, General and administrative expenses increased to $1,187,591 compared to $877,563 for the six months ended June 30, 2019, an increase of $310,028 or approximately 35%.

●

Net income / (loss) attributable PGI: For the six months ended June 30, 2020, the Company had a net loss of $3,077,232 while for the six months ended June 30, 2019, the Company had a net loss of $861,098, an increase of $2,216,134 or approximately 257%.

●	EBITDA: For the six months ended June 30, 2020, EBITDA amounted to $(1,928,663) compared to $(316,185) for the six months ended June 30, 2019.

Consolidated results of Operation (after eliminations)	Six months Ended June 30,
	2020	2019
Total Operating Revenues	$1,766,781	$2,526,678
Total Operating Expenses & Cost of Goods Sold*	$(3,695,444)	$(2,842,863)

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

Summarized financial information is presented in the following table:

	Six months Ended
	June 30
	2020	2019
Sales and other operating revenues	$1,514,701	$2,214,180
Cost and other expenses	(2,097,517)	(1,574,755)
Net income / (loss) attributable to Petrogress, Inc.*	$(582,816)	$639,425

________

* 100% Net income / (loss) attributable to Petrogress, Inc.

Petronav Carriers LLC. (PCL)

Petronav Carriers LLC., (PCL) is the company that serves as the manager and operator of our tanker fleet of four vessels wholly owned by its five subsidiaries. PCL operates and charter the tankers fleet to PIL and third-party charterers.

Summarized financial information is presented in the following table:

	Six months Ended
	June 30
	2020	2019
Sales and other operating revenues	$447,080	$528,333
Cost and other expenses	(1,451,300)	(1,674,142)
Net income / (loss) attributable to Petrogress, Inc. *	$(1,004,220)	$(1,145,809)

________

* 100% Net income / (loss) attributable to Petrogress, Inc.

Page | 16

Petrogress Hellas Branch (PGH)

Petrogress Hellas (PGH) is the branch of PIL in Greece and operates-monitoring and managed the entire day-to-day activities of the company’s subsidiaries. Through PGH, PIL has commenced the Gas-Fueling Stations in Greece.

Summarized financial information is presented in the following table:

	Six months Ended
	June 30
	2020	2019
Sales and other operating revenues	$76,133	$48,000
Cost and other expenses	(78,388)	(68,738)
Net income / (loss) attributable to Petrogress Int’l LLC.*	$(2,255)	$(20,738)

_______

100% Net income / (loss) attributable to Petrogress Int’l LLC.

Petrogress, Inc. (PGI)

Petrogress, Inc. (PGI) is the parent holding company of the group and doesn’t make any revenues from operations while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. The following table presents the results of equity interest PGI has into the subsidiaries:

	Six months Ended
	June 30
	2020	2019
Sales and other operating revenues	$-	$-
Corporate, Administrative and other expenses	(1,487,941)	(254,038)
Net income / (loss) attributable to Petrogress, Inc.*	$(1,487,941)	$(254,038)

_______

Net income / (loss) attributable from ownership interest of the subsidiaries.

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the six months ended June 30, 2020 and 2019:

Customer	June 30, 2020	June 30, 2019
A	42%	74%
B	22%	*
C	13%	*

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended June 30, 2020 and December 31, 2019 is showing on the below table:

Customer	June 30, 2020	December 31, 2019
A	31%	55%
B	30%	*
C	11%	23%
D	13%	*

●	None of the balances listed in the table above have become overdue as of June 30, 2020.
●	Amounts indicated with an * denote amounts less than 10%.

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At June 30, 2020, we had a working capital of $632,517 consisting of $154,404 in cash and cash equivalents, $1,787,917 in accounts receivable, $375,145 in claims receivable, $377,948 in inventories, and $2,401,798 in prepaid expenses and other current assets.

Page | 17

For the six months ended June 30, 2020, net cash provided by operating activities was $699,043 compared to $11,817 for the same period in 2019.

Assets included in the calculation of the Company’s working capital have decreased by $2,133,911 mainly from the decrease in inventories which have decreased by $828,664. This decrease has been financed mainly by our net income and the increase of our liabilities included in working capital, namely the increase in Convertible promissory notes and Derivative liabilities which have increased by $76,007 and $886,487 respectively, during the six months ended June 30, 2020.

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

Cash and Cash Equivalents; The following table presents sources and use of cash and cash equivalents:

	Six months Ended June 30,
Sources of cash and cash equivalents	2020	2019
Operating activities	$699,043	$605,215
Borrowing	-	-
Others	-	-
Total sources of cash and cash equivalents	$699,043	$605,215

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in internal control over financial reporting

During the quarter ended June 30, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Page | 18

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the six months ended June 30, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 1A – Risk Factors

Information about risk factors for the six months ended June 30, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factor below.

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

Page | 19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended June 30, 2020:

Period	Total Number of Shares	Class
April 1 – April 30, 2020	440,000	Common shares
May 1 – May 31, 2020	463,000	Common shares
June 1 – June 30, 2020	2,131,861	Common shares
Total	3,035,361

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosure

None

Item 5 – Other Information

On May 27, 2020, Petrogress Int’l LLC. (the “Company”) entered into an Amendment No. 2 to Securities Purchase Agreement with Christos Traios, amending the terms of acquisition of Petrogress Africa Limited. As a result, the Company returned 864,000 shares of PGAF (the “Option Shares” representing 72% of the PGAF) for which the Company has not paid the purchase price to date. However, the Company retained ownership of 216,000 of PGAF shares for which remains obliged to pay the purchase price of $1.20 per share in cash to Christos Traios, under the of the Security Purchase Agreement. Future financial statements will be shown as 18 percent equity ownership interest in PGAF, provided the company will comply to its obligations as per amended agreement. The company accounted for this investment using the equity method of accounting.

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Page | 20

Exhibits Index

Exhibit Number	Exhibits Description	Page(s)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 23
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 24
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 25
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 26
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*      Filed herewith

**    Furnished herewith

Page | 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2020	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 22