Form 10-Q
period 2020-09-30
PETROGRESS, INC
filed 2020-11-13
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2020

or

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

There were, 31,149,362 shares of the Company’s common stock outstanding on November 13th 2020.

	Table of Contents
		PAGE
	Cautionary Statements Relevant to Forward-Looking Information	2

	PART I
	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2020 and 2019	3
	Consolidated Balance Sheet at September 30, 2020 and December 31, 2019	4
	Consolidated Statement of Cash Flows for the nine months Ended September 30, 2020 and 2019	5
	Consolidated Statement of Equity for the nine months Ended September 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	17
Item 4.	Controls and Procedures	17

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
	Signatures	20

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, on pages 17 and 18 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

Page | 2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements     PETROGRESS, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Nine months Ended September 30,		Three months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues from crude oil sales	$749,200	6,901,443	-	4,984,265
Revenues from gas oil sales	622,000	1,128,000	-	828,000
Revenues for lubricants sales	143,501	-	-	-
Revenues from freights & hires	993,483	542,500	775,483	244,000
Other Revenues	46,778	11,000	12,698	-
Total Revenues	$2,554,962	8,582,943	788,181	6,056,265
Costs and other Deductions:
Costs of goods sold (crude oil)	(1,250,000)	(5,931,221)	-	(4,765,469)
Costs of goods sold (gas oil)	(520,000)	(810,000)	-	(570,000)
Costs of goods sold (lubricants)	(129,000)	-	-	-
Total Cost and Other Deductions	$(1,899,000)	(6,741,221)	-	(5,335,469)
Gross profit	$655,962	1,841,722	788,181	720,796
Operating expenses:
Corporate expenses	(790,797)	(230,463)	(497,629)	(146,852)
General and administrative expenses	(2,456,502)	(1,476,540)	(1,268,911)	(598,977)
Amortization expense	(49,948)	(6,619)	(41,158)	68
Depreciation expense	(465,996)	(671,309)	(159,101)	(243,261)
Total operating expenses	(3,763,243)	(2,384,931)	(1,966,799)	(989,022)
Operating income / (loss) before other expenses and income tax	$(3,107,281)	(543,209)	(1,178,618)	(268,226)
Other Income / (expense), net:
Interest and finance expenses	(38,888)	(173,604)	(19,250)	(158,111)
Amortization of note discount	(174,292)	(27,869)	-	(27,869)
Change in fair market value of derivative liabilities	740,366	(23,441)	1,626,853	(23,441)
Other income / (expense), net	(38,245)	(323,234)	29,907	215,068
Total other income / (expense), net	$488 ,941	(548,148)	1,637,510	5,647
Income / (loss) before income taxes	$(2,618,340)	(1,091,357)	458,892	(262,579)
Income tax expense	-	-	-	-
Net income / (loss)	$(2,618,340)	(1,091,357)	458,892	(262,579)
Net income / (loss) attributable to:
Shareholders of the Company	(2,618,340)	(1,087,763)	458,892	(267,867)
Non-controlling interests	-	(3,594)	-	5,288
Other comprehensive loss, net of tax
Foreign currency translation adjustment	-	-	-	-
Comprehensive income / (loss)	$(2,618,340)	(1,091,357)	458,892	(262,579)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(2,618,340)	(1,087,763)	458,892	(267,867)
Non-controlling interests	-	(3,594)	-	5,288
Weighted average number of common shares outstanding
Basic	9,803,712	3,860,285	9,803,712	3,860,285
Diluted	-	-	-	-
Basic earnings per share	(0.27)	(0.28)	0.05	(0.07)
Diluted earnings per share	-	-	-	-

See accompanying notes to consolidated financial statements.

Page | 3

PETROGRESS, INC.

Consolidated Statement of Balance Sheet (Unaudited)

	At September 30,	At December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$253,005	$391,360
Accounts receivable, net	1,492,595	2,011,430
Claims receivable, net	310,145	478,500
Inventories	1,424,436	1,206,612
Prepaid expenses and other current assets	2,289,861	3,143,221
Total current assets	$5,770,042	7,231,123
Non-Current Assets
Goodwill	-	900,000
Contract-related licensing agreements	258,747	-
Right of use assets	613,964	-
Vessels and other fixed assets, net	3,826,626	4,249,763
Deferred charges, net	4,353	15,629
Security deposit	11,902	10,584
Total non-current assets	4,715,592	5,175,976
Total Assets	10,485,634	12,407,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	2,669,069	1,402,198
Due to related party	522,461	1,271,450
Loan facility from related party	169,407	148,900
Accrued interest	3,129	23,636
Lease liabilities	18,026	-
Convertible promissory notes	178,049	237,197
Derivative liabilities	-	809,877
Total current liabilities	3,560,141	3,893,258
Non-Current Liabilities
Lease liabilities	665,123	-
Total liabilities	4,225,264	3,893,258
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	10,000	10,000
Shares of Common stock, $0.001 par value, 50,000,000 shares authorized, 25,725,093 and 4,446,645 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	25,725	4,447
Additional paid-in capital	10,258,948	10,073,810
Accumulated comprehensive loss	(9,763)	(9,763)
Retained earnings	(4,024,540)	(1,634,645)
Equity attributable to Shareholders of the Company	6,260,370	8,443,849
Non-controlling interests	-	69,992
Total liabilities and shareholders’ equity	10,485,634	12,407,099

See accompanying notes to consolidated financial statements.

Page | 4

PETROGRESS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Nine months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(2,618,340)	$(1,091,357)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	465,996	671,309
Change in fair value of derivative liabilities	(809,877)	23,442
Share-based compensation expense	1,254,257	92,500
Loss on disposition of fixed assets	-	16,331
Amortization of discount on convertible note	174,292	27,869
Amount of derivative in excess of face value of PCN	-	158,111
Gain / (loss) on settlement of convertible promissory notes	-	39,793
Elimination of PGAS Africa APIC	(925,574)	66,405
Changes in working capital
(Increase) / Decrease in accounts receivable, net	518,835	1,643,324
(Increase) / Decrease in claims receivable, net	168,355	69,100
(Increase) / Decrease in inventories	(217,824)	(399,098)
(Increase) / Decrease in amounts due from related party	720,000	-
(Increase) / Decrease in prepaid expenses	853,360	(2,014,135)
Increase / (Decrease) in accounts payable and accrued expenses	1,266,871	(275,230)
Increase / (Decrease) in amounts due to related party	(748,989)	183,729
Increase / (Decrease) in accrued interest	-	2,980
Increase / (Decrease) in lease liabilities	683,149	-
(Increase) / Decrease in security deposit	(1,318)	54
(Increase) / Decrease in deferred charges, net	11,276	11,121
CASH PROVIDED BY OPERATING ACTIVITIES	$794,469	$(773,752)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,113)	(109,935)
Purchase of vessels and other equipment – related party facility	-	-
Purchase of vessels and other equipment	-	-
Acquisition of intangible assets	(872,711)	-
CASH USED IN INVESTING ACTIVITIES	(932,824)	(109,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	693,000
Payments made on convertible promissory notes	-	(34,988)
CASH PROVIDED BY FINANCING ACTIVITIES	$-	$658,012
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(138,355)	(225,675)
CASH AT BEGINNING OF YEAR	391,360	661,010
CASH AT PERIOD END	$253,005	$435,335

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC.

Consolidated Statement of Equity (Unaudited)

	Total Equity of Petrogress, Inc. Shareholders

			Additional		Accumulated		Non-	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Total	Controlling	Shareholders
	Shares	Shares	Capital	Earnings	(Loss)	Equity	Interest	Equity
Nine Months Ended September 30, 2019
Balance at December 31, 2018	$10,000	$3,829	$9,535,161	$1,315,870	$(10,231)	$10,854,629	$104,159	$10,958,788
Shares issued based on convertible notes	-	43	86,291	-	-	86,334	-	86,334
Shares issued based on compensations	-	50	92,450	-	-	92,500	-	92,500
Shares issued for liabilities settlement	-	35	76,965	-	-	77,000	-	77,000
Elimination of PGAF apic / due from shareholders	-	-	66,405	-	-	66,405	-	66,405
Net loss	-	-	-	(1,087,763)	-	(1,087,763)	(3,594)	(1,091,357)
Other Comprehensive income / (loss)	-	-	-	-	-	-		-
September 30, 2019 Balance	$10,000	$3,957	$9,857,272	$228,107	$(10,231)	$10,089,105	$100,565	$10,189,670
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$10,000	$4,447	$10,073,810	$(1,634,645)	$(9,763)	$8,443,849	$69,992	$8,513,841
Shares issued based on convertible notes	-	16,486	1,027,619	-	-	1,044,105	-	1,044,105
Shares issued based on compensations	-	381	14,458	-	-	14,839	-	14,839
Shares issued for liabilities settlement	-	4,411	190,902	-	-	195,313	-	195,315
Elimination of PGAF apic / due from shareholders	-	-	(1,047,841)	228,445	-	(819,396)	(69,992)	(889,388)
Net loss	-	-	-	(2,618,340)	-	(2,618,340)	-	(2,618,340)
Other Comprehensive income / (loss)	-	-	-	-	-	-	-	-
September 30, 2020 Balance	$10,000	$25,725	$10,258,948	$(4,024,540)	$(9 ,763)	$6,260,370	$-	$6,260,370

See accompanying notes to consolidated financial statements.

Page | 6

PETROGRESS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     General

Petrogress, Inc (PGI), is an integrate energy company, engaged in the upstream, downstream and midstream segments. The company operates Internationally through its wholly owned subsidiaries "Petrogress Int'l LLC.", "Petronav Carriers LLC.", and “Petrogress (Hellas) Co”. The company also provides sea-transportation services as an independent established Maritime Company

Impact of the novel coronavirus (COVID-19) pandemic; The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply and government-imposed travel restrictions have caused a significant decrease in the demand for our products and has created disruptions and volatility in the global marketplace beginning in the third quarter 2020, which negatively affected significantly our results of operations and cash flows. These conditions have persisted into the second quarter, including a further collapse in commodity prices and sea-transportations, and are expected to negatively affect our results of operations and cash flows as well. There remains a continuing uncertainty regarding the length and impact of the COVID-19 pandemic and associated reductions in demand for our products, on the energy industry and the outlook for our business. Our incomes have been heavily affected during the last nine months and we doubt if there will be any improvement for the rest year. Due to the changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.

Basis of Presentation; The accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the six-month period ended September 30, 2020, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Petrogress.

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

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PG)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PG)
Petrogress Hellas (PGH)	Greece	100%	(owned to PGI)

Note 2.     Information Relating to the Consolidated Statement of Cash Flows

	Nine months Ended
	September 30,
	2020	2019
Decrease in Accounts receivable, net	$518,835	$1,643,324
(Increase) / decrease in Claims receivable, net	168,355	69,100
(Increase) in Inventories	(217,824)	(399,098)
(Increase) / decrease due from related party	720,000	-
Decrease in Prepaid expenses and other assets	853,360	(2,014,135)
Increase in Accounts payable and accrued expenses	1,266,871	(275,230)
Increase / (decrease) in Amounts due to related party	(748,989)	183,729
Increase / (decrease) in Accrued interest	-	2,980
Increase in lease liabilities	683,149	-
(Increase) / decrease in Security deposit	(1,318)	54
Decrease in Deferred charges, net	11,276	11,121
Net increase in operating capital	$3,253,715	$(778,155)

Page | 7

Note 3.     New Accounting Standards

Financial Instruments - Credit Losses Effective January 1, 2020, Petrogress adopted Accounting Standards Update (ASU) 2016-13 and its related amendments.

Note 4. Summarized Financial Data – Petrogress Int’l llc.

Petrogress Int’l llc (PIL), is a major subsidiary of Petrogress, Inc (PGI), and its subsidiary manage and operate most of Petrogress oil businesses. Assets include those related to the exploration and production of crude oil, and those associated with refining, marketing, and supply and distribution of products derived from petroleum, excluding most of the regulated sea-transportation operations of Petrogress.

The summarized financial information for PIL and its consolidated subsidiaries is as follows:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$1,514,701	$8,647,152
Costs and other deductions	(2,180,948)	(7,621,775)
Net income attributable to PIL	$(666,247)	$1,025,377

Note 5. Summarized Financial Data – Petrogress (Hellas) Co.

Petrogress has a 100 percent equity ownership interest in Petrogress Hellas (PGH). Summarized financial information for 100 percent of PGH is presented in the following table:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$112,500	$72,000
Costs and other deductions	(155,038)	(104,985)
Net income attributable to PGH	$(42,538)	$(32,985)

Note 6. Summarized Financial Data – Petronav Carriers llc.

Petrogress has a 100 percent equity ownership interest in Petronav Carriers llc (PCL). Summarized financial information for 100 percent of PCL is presented in the following table:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$1,040,261	$847,333
Costs and other deductions	(2,512,025)	(2,180,448)
Net income attributable to PCL	$(1,471,764)	$(1,333,115)

Note 7. Summarized Financial Data – Petrogress, Inc.

The summarized financial information for Petrogress Inc (PGI) and its consolidated subsidiaries is as follows:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$2,554,962	$2,526,678
Costs and other deductions	(5,173,302)	(3,396,658)
Net income (loss) attributable to PGI	$(2,618,340)	$(869,980)
Current assets	5,770,042	7,231,123
Other assets	4,715,592	5,175,976
Current liabilities	3,560,141	3,893,258
Other liabilities	665,123	-
Total PGI net equity	6,260,370	8,443,849

Page | 8

Note 8.      Operating Segments & Geographic presence

Although each subsidiary of Petrogress is responsible for its own affairs, Petrogress manages the operations in these subsidiaries and affiliates. The operations are grouped into three business segments, Upstream, Midstream and Downstream, representing the company’s “operating segments” as described in Item 2, Executive Overview.

The company’s primary country is the United States of America, its country of Domicile; while Greece is the head operating location. Other components of the Company’s operations in Ghana, Nigeria and Cyprus are reported as “International” (outside the United States). Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece.

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Nine months Ended September 30,
Operating Subsidiaries (1)		2020	2019
● Petrogress Int’l LLC.	(Internationally)	$1,514,701	7,452,443
● Petronav Carriers LLC.	(Internationally)	1,040,261	542,500
● Petrogres Africa Co Ltd.	(Nationally Ghana)	-	588,000
● Petrogress (Hellas) Co.	(Internationally)	-	-
Totals		$2,554,962	$8,582,943

(b)	Earnings by products and other services are presented in the following table:

	Nine months Ended September 30,
Sales volumes per product & service (2)	2020	2019
● Crude oil	$749,200	6,901,443
● Gas oil	622,000	1,128,000
● Lubricants	143,501	-
● Vessel’s hires & freights	993,483	542,500
● Others	46,778	11,000
Totals	$2,554,962	$8,582,943

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

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the nine-month periods ended September 30, 2020 and 2019, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sale of third-party. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Nine months Ended September 30,
Sales and Other Operating Revenues		2020	2019
Upstream	International	$749,200	$6,901,443
Downstream	International	765,501	1,128,000
Midstream	International	993,483	542,500
All others	International	46,778	11,000
Total Sales and Other Operating Revenues		$2,554,962	$8,582,943

Page | 9

Note 9.     Inventories

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

The table below presents our inventories as of September 30, 2020 and December 31, 2019, respectively:

Commodities and Petroproducts Inventories	September 30, 2020	December 31, 2019
Crude Oil	$601,120	$-
Gas Oil	677,018	1,039,020
Lubricants	-	59,479
Vessels Inventories & Others
Bunkers R.O.B.*	114,864	108,113
Lubricants	31,434	-
Provisions & Stores	-	-
Total	$1,424,436	$1,206,612

  *Vessels ROB of Fuel Oil, Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 10.      Properties, Vessels and Equipment

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value.

Vessels and other fixed assets, net consisted of the following as of September 30, 2020 and 2019:

	September 30, 2020	December 31, 2019	Estimated useful Life left (in years)
Vessels purchased costs	$10,948,536	$10,888,423	2	-	4
Furniture and equipment	189,748	182,764	4	-	6
Accumulated depreciation	(7,311,943)	(6,821,424)
Vessels and other fixed assets, net	$3,826,626	$4,249,763

*	Depreciation for the nine months ended September 30, 2020 and 2019, was $465,996 and $671,309, respectively.

Note 12.     Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Note 13.   Other Contingencies and Commitments

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 14.      Fair Value Measurements

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

Page | 10

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

Note 15.     Revenue

“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers and consistent with ASC Topic 606. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $1,492,595 and $2,011,430 at September 30, 2020, and December 31, 2019, respectively. Other items included in “Accounts and notes receivable, net” represent amounts due from partners for their share of joint venture operating and project costs.

Note 16.      Earnings / (Losses) per Share and Shareholders’ Equity

The table below presents the calculation of basic and diluted net income / (loss) attributable to common shareholders per share as of September 30, 2020:

	September 30,
Basic EPS Calculation	2020	2019
Net income attributable to common shareholders	$(2,618,340)	$(1,087,763)
Denominator for basic net income per share – weighted average shares	9,803,712	3,860,285
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	-
Basic net earnings per share	(0.27)	(0.28)
Diluted net earnings per share	-	-

As of September 30, 2020, and 2019, the basic weighted average number of shares of Common Stock of the Company was 9,803,712 and 3,860,285, respectively.

Note 17. Other information

None

Page | 11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

Third quarter of 2020 compared to the Third quarter of 2019

Earnings by product sales	Nine months ended September 30,
Net sales volumes per product	2020	2019
Crude Oil Sales	$749,200	$6,901,443
Gas Oil Sales	622,000	1,128,000
Lubricants Sales	143,501	-
Hires & Freights Sales	993,483	542,500
Other Revenues / Discounts	46,778	11,000
Totals	$2,554,962	$8,582,943

Net loss attributable to Petrogress for the third quarter of 2020 was $(2,618,340) ($(0.27) per share), compared to a net loss of $(1,087,763) ($(0.28) per share) for the third quarter of 2019.

Refer to the “Results of Operations” section beginning on page 13 for a discussion of our financial results.

Executive Overview

Petrogress, Inc., is based in Delaware and operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which is a holding company for subsidiaries currently conducting business in Greece, Cyprus and Ghana, and provides management of crude oil purchases and sales; the company also provides sea-transportation services as an independent maritime entity, operating and managing its own tanker fleet, or chartering on long terms. The company is headquartered from Piraeus – Greece. The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 – USA.

Business Environment and Outlook

Petrogress, is an oil energy and sea transportation company with business activities in the following countries: Greece, Cyprus, Egypt, Nigeria and Ghana.

Earnings of the company depend mostly on the profitability of its crude oil business segment. The most significant factor affecting the results of operations is the price of crude oil, which is determined in global markets outside of the company’s control. The price of crude oil has fallen significantly since mid-year 2019. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company’s portfolio. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We estimate that oil prices will remain on low levels for the rest of the year which shall continue affecting our operations and cash flow. In addition, the sea-transpiration impacted hardly due to global low demand of oil products.

Response to Market Conditions and COVID-19 During the third quarter of 2020, travel restrictions and other constraints on economic activity were implemented in many locations around the world to limit the spread of the COVID-19 virus. Lower commodity prices negatively impacted the company’s third quarter 2020 financial and operating results. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results will likely continue to be challenged in future quarters. Due to the rapidly changing of environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 2 and to “Risk Factors” in Part II, Item 1A, on page 17-18 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

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

Page | 12

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

Other Businesses

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to complete and have them ready for operations within nine months’ time. The gas Stations shall be operated by our Hellenic branch in Greece and we expect to be ready by June 2020.

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

Midstream; The outbreak of COVID-19 pandemic occurred the ceased of our entire fleet operations and employments which resulted the complete elimination of freight and hire incomes, while the fleet expenses remained on the same levels during and March, April and May 2020. Nevertheless, we believe the shipping industry will be rectified and return to the normal levels, therefore we still seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to expand our operations, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

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

Page | 13

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

	Nine months ended September 30,
	2020	2019
Operating Earnings / (losses)	$(3,107,281)	$(543,209)

Operating losses of during the third quarter of 2020 amount to $(3,107,281), compared to operating losses of $(543,209) for the same period in 2019. The increase was primarily due to lower crude oil sales prices and the cease of operations as of September 30, 2020.

Consolidated Statement of Income

Sales of products provided in the below table:

	Nine months Ended September 30,
Net sales volumes per product	2020	2019
Crude Oil Sales	$749,200	$6,901,443
Gas Oil Sales	622,000	1,128,000
Lubricants Sales	143,501	-
Hires & Freights Sales	993,483	542,500
Other Revenues/Discounts	46,778	11,000
Totals	$2,554,962	$8,582,943

Cost of Goods Sold provided in the below table:

	Nine months Ended September 30,
Cost of goods sold	2020	2019
Crude Oil purchased costs	$(1,250,000)	$(5,931,221)
Gas Oil purchased costs	(520,000)	(810,000)
Lubricants purchased costs	(129,000)	-
Totals	$(1,899,000)	$(6,741,221)

●	Sales: Total operating sales for the nine months ended September 30, 2020 and 2019, were $2,554,962 and $8,582,943, respectively, a decrease of $6,027,981 or approximately 71%.

●	Cost of goods sold: For the nine months ended September 30, 2020 and 2019, cost of goods sold was $1,899,000 and $6,741,221, respectively, a decrease of $4,842,221 or approximately 72%.

Page | 14

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the nine months ended September 30, 2020 and 2019 were $790,797 and $230,463, respectively, an increase of $560,334 or approximately 244%.

●

General and administrative expenses: For the nine months ended September 30, 2020, General and administrative expenses increased to $2,456,502 compared to $1,476,540 for the nine months ended September 30, 2019, an increase of $979,962 or approximately 67%.

●

Net income / (loss) attributable PGI: For the nine months ended September 30, 2020, the Company had a net loss of $2,618,340 while for the nine months ended September 30, 2019, the Company had a net loss of $1,091,357, an increase of $1,526,983 or approximately 140%.

●	EBITDA: For the nine months ended September 30, 2020, EBITDA amounted to $(3,107,281) compared to $(543,209) for the nine months ended September 30, 2019.

Consolidated results of Operation (after eliminations)	Nine months Ended September 30,
	2020	2019
Total Operating Revenues	$2,554,962	$8,582,943
Total Operating Expenses & Cost of Goods Sold*	$(5,662,243)	$(9,126,152)

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

Summarized financial information is presented in the following table:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$1,514,701	$8,647,152
Cost and other expenses	(2,180,948)	(7,621,775)
Net income / (loss) attributable to PIL*	$(666,247)	$1,025,377

________

* 100% Net income / (loss) attributable to Petrogress, Inc.

Petronav Carriers LLC. (PCL)

Petronav Carriers LLC., (PCL) is the company that serves as the manager and operator of our tanker fleet of four vessels wholly owned by its five subsidiaries. PCL operates and charter the tankers fleet to PIL and third-party charterers.

Summarized financial information is presented in the following table:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$1,040,261	$847,333
Cost and other expenses	(2,512,025)	(2,180,448)
Net income / (loss) attributable to PCL *	$(1,471,764)	$(1,333,115)

________

* 100% Net income / (loss) attributable to Petrogress, Inc.

Page | 15

Petrogress Hellas Branch (PGH)

Petrogress Hellas (PGH) is the branch of PIL in Greece and operates-monitoring and managed the entire day-to-day activities of the company’s subsidiaries. Through PGH, PIL has commenced the Gas-Fueling Stations in Greece.

Summarized financial information is presented in the following table:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$112,500	$72,000
Cost and other expenses	(155,038)	(104,985)
Net income / (loss) attributable to Petrogress Int’l LLC.*	$(42,538)	$(32,985)

_______

100% Net income / (loss) attributable to Petrogress Int’l LLC.

Petrogress, Inc. (PGI)

Petrogress, Inc. (PGI) is the parent holding company of the group and doesn’t make any revenues from operations while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. The following table presents the results of equity interest PGI has into the subsidiaries:

	Nine months Ended
	September 30,
	2020	2019
Sales and other operating revenues	$-	$-
Corporate, Administrative and other expenses	(437,791)	(670,676)
Net income / (loss) attributable to Petrogress, Inc.*	$(437,791)	$(670,676)

_______

Net income / (loss) attributable from ownership interest of the subsidiaries.

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the nine months ended September 30, 2020 and 2019:

Customer	September 30, 2020	September 30, 2019
A	29%	*
B	15%	*
C	10%	*

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended September 30, 2020 and December 31, 2019 is showing on the below table:

Customer	September 30, 2020	December 31, 2019
A	32%	55%
B	28%	*
C	13%	*

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At September 30, 2020, we had a working capital of $2,209,901 consisting of $235,005 in cash and cash equivalents, $1,492,595 in accounts receivable, $310,145 in claims receivable, $1,424,436 in inventories, and $2,289,861 in prepaid expenses and other current assets.

For the nine months ended September 30, 2020, net cash provided by operating activities was $794,469 compared to $773,752 of net cash used in for the same period in 2019.

Assets included in the calculation of the Company’s working capital have decreased by $1,461,081 mainly from the decrease in accounts receivable which have decreased by $518,835. This decrease has been financed mainly by our net income and the increase of our liabilities included in working capital, namely the decrease in Convertible promissory notes and Derivative liabilities which have decreased by $59,148 and $809,877 respectively, during the nine months ended September 30, 2020.

Page | 16

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

Cash and Cash Equivalents; The following table presents sources and uses of cash and cash equivalents:

	Nine months Ended September 30,
Sources of cash and cash equivalents	2020	2019
Operating activities	$794,469	$(773,752)
Borrowing	-	658,012
Others	(932,824)	(109,935)
Total sources of cash and cash equivalents	$(138,355)	$(225,675)

Management seeks to secure the necessary financing for the expansion of Company’s operations. The company needs to raise a reasonable finance in order to expand its operations, increase the oil sales and support its projects-operations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in internal control over financial reporting

During the quarter ended September 30, 2020, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the nine months ended September 30, 2020, does not differ materially from that discussed under Item 7A of Petrogress’s 2019 Annual Report on Form 10-K.

Item 1A – Risk Factors

Information about risk factors for the nine months ended September 30, 2020, does not differ materially from that set forth under the heading “Risk Factors” on pages 11 through 16 of the company’s 2019 Annual Report on Form 10-K, other than as reflected in the risk factor below.

Impacts of the novel coronavirus (COVID-19) pandemic and geopolitical factors have resulted in a significant decrease in demand for Petroleum products and caused a precipitous drop in commodity prices, which has had and is expected to continue to have an adverse, and potentially material adverse, effect on Petrogress’s future financial and operating results.

As of the date of this Quarterly Report on Form 10-Q, the economic, business, and oil and shipping industry impacts from the COVID-19 pandemic and the disruption to capital markets have been far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, have fallen dramatically to historic lows, even going negative in some cases, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and an economic standstill resulting from the COVID-19 pandemic.

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

Page | 17

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

The company’s operations and workforce are being impacted by the COVID-19 pandemic, causing certain operations to be curtailed to various degrees, which may become suspended completely if adverse conditions persist. As a result of decreased demand for its products, the company has made significant cuts to its operations during March and third quarter of 2020, which are expected to negatively impact our future operations, cash flows and assets.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended September 30, 2020:

Period	Total Number of Shares	Class
July 1 – July 31, 2020	8,419,758	Common shares
August 1 – August 31, 2020	7,522,973	Common shares
September 1 – September 30, 2020	1,948,800	Common shares
Total	17,891,531

Page | 18

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Exhibits Index

_____

Exhibit Number	Exhibits Description	Page(s)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 21
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 22
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 23
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 24
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*      Filed herewith

**    Furnished herewith

Page | 19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 20