Form 10-K
period 2020-12-31
PETROGRESS, INC
filed 2021-06-21
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:          December 31, 2020

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (4,123,278 shares of common stock) as of June 30, 2020 was $480,362. This amount is based on the closing price at which the common equity was last sold ($0.1165) as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of Petrogress, Inc. Common Stocks outstanding as of May 31, 2021 was 35,152,658.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

ITEM		PAGE
	INTRODUCTORY COMMENT	2
	Caution Regarding Forward-looking information

	PART I
Item 1.	Business
	General Development of Business	3-5
	Factors Related to our Fleet Operations	5-7
	Information on the Company and Subsidiaries	8-9
Item 1A.	Risk Factors	10-14
Item 1B	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15
	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
Item 10.	Other Information	18
	PART III
Item 11.	Directors, Executives Officers and Corporate Governance	19
Item 12.	Executive Compensations	20
Item 13.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 14.	Certain Relationships and Related Transactions, and Directors Independence	21
Item 15.	Principal Accounting Fees and Services	21
	PART IV
Item 16.	Exhibits, Financial Statement Schedules	51
	Signatures	52

Page | 1

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “Petrogress,” or the “Company” refers to Petrogress, Inc., a Delaware corporation and its subsidiary companies. Our significant subsidiaries are “Petronav Carriers LLC.,” and “Petrogress Int’l LLC.”.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices and demand of our sales, and production curtailments due to market conditions; crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (OPEC) and other producing countries; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; changing economic, regulatory and political environments in the various countries in which the company operates; general domestic and international economic and political conditions; changing refining, marketing and chemicals margins; the company’s ability to realize anticipated cost savings, expenditure reductions and efficiencies associated with enterprise transformation initiatives; actions of competitors or regulators; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the company’s suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of the company’s joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of projects; the potential disruption or interruption of the company’s operations due to accidents, political events, civil unrest, severe weather, cyber threats, terrorist acts, or other natural or human causes beyond the company’s control; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; the company’s ability to achieve the anticipated benefits from the acquisition of the gas stations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 10 through 15 in this report. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

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

Page | 2

PART I

Item 1 – Business

General Development of Business

Summary Description of Petrogress

Petrogress, Inc. is an integrated energy company, engaged in the downstream and midstream segments. The downstream segment comprises refining of crude oil into petroleum products, marketing of crude oil and the refined products; marine and land transportation, marketing, and retailing of Gas Oil, Naphtha, Fuels and lubricants. The company operates internationally through its wholly owned subsidiaries "Petrogress Int'l LLC." and "Petronav Carriers LLC.". Petrogress is involved in diversified oil and gas activities throughout its branches and representations in Europe and Africa. The Company also provides sea-transportation services -as an independent established Maritime Company- by its tankers fleet and ships either for its own oil products or third parties. Since last year, the company entered into the retailing market by operating a number of Gas-filling stations in Greece.

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

Operating Environment

Petrogress Inc., operates as a holding company and conducts business primarily through its subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of the tankers fleet; Petrogress Int’l LLC., which engages in crude oil purchase and sales.

Our business operates in the downstream and midstream sectors of the energy industry, where we acquire and supply crude oil, and engage in the refining and marketing of refined products and lubricants. As a supplier, we procure crude oil from our direct sources and deliver by our tankers’ fleet to buyers’ destinations. With service centers in the East Mediterranean and West Africa, we believe that we are one of a limited number of independent suppliers that owns and operates a fleet of supplying vessels and conducts physical supply operations in multiple jurisdictions.

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

Other Businesses

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to complete and have them ready for operations within three months’ time. The gas Stations shall be operated by our Hellenic branch in Greece and we expect to be ready by June 2021.

Page | 3

Delivery Commitments

The company sells crude oil and gas oil from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from its supplier’s production.

Major Customers

We are exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which is concentrated in our Partnership with Platon Oil Refinery. In 2020, sales to Platon refinery accounted for approximately 51% of our total revenues. In 2019, sales to Platon accounted for approximately 88% of our total revenues

Market Condition

Crude oil and Petrochemicals benchmarks decreased in 2020 as compared to the same period of 2019. As a result, we experienced decreased price realization associated with those benchmarks. We continue to expect crude oil prices to remain volatile based on local supply and demand, which will result a decrease in our price realization during 2021.

Sales and Marketing

Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. Our sales force interacts with our established customers and markets our oil sales and services to local distributors. We believe our level of customer service, years of experience in the industry, and reputation for reliability are significant factors in retaining our customers and attracting new customers. Our sales and marketing approach are designed to create awareness of the benefits and advantages of our sales and services. The table below shows our trading products volumes and services provided during 2020:

Products and services	Volumes
●	Crude Oil	59,388	Barrels
●	Gas Oil	2,800,000	Liters
●	Naphtha	0	Liters
●	IFO	0	Liters
●	Lubricants	53,040	Liters
●	Ships voyages	28	Laden voyages

Commodities trade activity

Commodities trade activity depends mostly on crude oil supply and the competitive purchase prices. Commodities activities for the year ended December 31, 2020 amounted to $3,095,506 compared to $15,399,090 for the year ended December 31, 2019, a decrease of $12,303,584 or 80%.

Shipping trade activity

The Company’s shipping activities are driven primarily by the number of vessels in our fleet and the number of operating days during which the vessels generate revenues. In addition, shipping activities are also affected also by a number of factors, including the amount of time that the vessels remain positioning, the amount of time spent undergoing repairs and maintenance. Vessels’ employment relies, (i) on time-charter servicing our affiliate company Petrogress Int’l LLC., and (ii) in the spot market to third party charterers. Vessels’ operating revenues for the year ended December 31, 2020 amounted to $4,735,263.

Commodities operating expenses

Our commodities operating expenses is related to the location, the terms and conditions we are receiving our crude oil, the logistics cost, the final cost of the process into refined products, and a number of miscellaneous factors beyond of our control. Operating expenses includes, shipping and logistics, fuels supplies, cargo surveys, loading and unloading expenses, agencies and representations, any miscellaneous related to commodities trade. For the year ended December 31, 2020, operating expenses increased by $554,965, compared to 2019.

Vessels operating expenses

Our vessels’ fleet operating expenses include crew wages and related costs, insurances, condition surveys, expenses for repairs and maintenance, classification surveys and certificates, the cost of spare parts and consumable stores, lubricants, bunkers, tonnage taxes and other miscellaneous expenses. Factors beyond our control, some of which may affect the shipping industry in general, including acts of God, terrorism or piracy attacks, may also increase significantly these expenses. For the year ended December 31, 2020, the Company recorded a loss of $682,915 compared to a loss of $1,698,688 for 2019.

Page | 4

Depreciation

We depreciate our tankers fleet on the historical purchase cost over their estimated remaining useful economic lives. We have estimated the useful lives of our tankers for 10years from the purchased year. Depreciation is based on the purchased cost, less the estimated scrap value. Depreciation expenses for the year ended December 31, 2020 amounted to $624,435, a decrease of 32% or $290,313 compared to $914,748 for the year ended December 31, 2019.

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

Environmental and Other Regulations

Government regulation significantly affects the ownership and operation of our vessels. They are subject to international conventions, national, state and local laws, regulations and standards. These laws and regulations include OPA, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the U.S. Clean Water Act, MARPOL, regulations adopted by the IMO and the EU, various volatile organic compound air emission requirements and various SOLAS amendments, as well as other regulations described below.

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

Page | 5

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

Page | 6

IMO Cyber security; The Maritime Safety Committee, at its 98th session in June 2017, also adopted Resolution MSC.428(98)—Maritime Cyber Risk Management in Safety Management Systems. The resolution encourages administrations to ensure that cyber risks are appropriately addressed in existing SMS no later than the first annual verification of the company's Document of Compliance after January 1, 2021. Owner’s risk having ships detained if they have not included cyber security in the ISM Code SMS on their ships by January 1, 2021.

Vessel Recycling Regulations; The EU has also recently adopted a regulation that seeks to facilitate the ratification of the IMO Recycling Convention and sets forth rules relating to vessel recycling and management of hazardous materials on vessels. In addition to new requirements for the recycling of vessels, the regulation contains rules for the control and proper management of hazardous materials on vessels and prohibits or restricts the installation or use of certain hazardous materials on vessels. The new regulation applies to vessels flying the flag of an EU member state and certain of its provisions apply to vessels flying the flag of a third country calling at a port or anchorage of a member state. For example, when calling at a port or anchorage of a member state, a vessel flying the flag of a third country will be required, among other things, to have on board an inventory of hazardous materials that complies with the requirements of the new regulation and the vessel must be able to submit to the relevant authorities of that member state a copy of a statement of compliance issued by the relevant authorities of the country of the vessel's flag verifying the inventory. The new regulation has taken effect on non-EU-flagged vessels calling on EU ports of call beginning on December 31, 2020.

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

Page | 7

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

On July 8, 2020 and July 21, 2020, the Company filed two amendments (the “Amendments”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to increase the amount of its authorizated from 19,000,000 to 50,000,000 and to 100,000,000 shares of common stock respectively.

Description of our Subsidiaries

Petrogress Int’l LLC. (PIL), is a Delaware limited liability company, acquired by the Company in September 2017. Petrogress Int’l LLC. serves as a holding company for conducting business across the world, including Cyprus, Middle East, and West Africa as an oil energy organization.

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

Petrogres (Hellas) Co. (PGH), is registered and domesticated in the Hellenic Republic on April 2015. Today is served as a Branch of Petrogress Int’l LLC. and handle all the local oil sales and trading operations, including the representation and the management of our tankers fleet. As of November 2019, the company entered into the gas stations operations and leased three gas stations in the southern Greece area.

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

Page | 8

Employees

As of December 31, 2020, Petrogress Inc. and its consolidated subsidiaries employed 10 employees located in Greece through Petrogres Hellas Co. Petronav Carriers LLC. employs approximately 45 full-time laborers and crew members. In addition, the Company has one contract employee in Cyprus and one commission and bonus compensation representative in Monaco.

Management

Our operations are managed under the supervision of our officers (Managers) and our board of directors. We believe that our Managers has built a strong reputation in the oil and shipping community by providing customized, high-quality operational services in efficient manner for both energy and sea-transportation.

Information about our Executive Officers

The executive officers of Petrogress and their ages as of March 15, 2021, are as follows:

Officers Names	Age	Positions
Christos P. Traios	61	President / Chief Executive Officer
Evangelos Makris	38	Chief Financial Officer
Dimitrios Pierides	73	Executive Vice President

Information relating to the company’s executive officers included on page 19.

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

Page | 9

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

BUSINESS, OPERATIONAL AND ACQUISITION-RELATED RISK FACTORS

Impacts of the COVID-19 pandemic have resulted in a significant decrease in demand for our products sales and caused a precipitous drop in commodity prices that has had, and may continue to have, an adverse and potentially material adverse effect on our financial and operating results.

As of the date of this Annual Report on Form 10-K, the economic, business, and oil industry impacts from the COVID-19 pandemic and the disruption to capital markets have continued to be far reaching. Crude oil prices, the single largest variable that affects the company’s results of operations, fell to historic lows, even briefly going negative, due to a combination of a severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products resulting from government-mandated travel restrictions and the curtailment of economic activity resulting from the COVID-19 pandemic. As a result, a market imbalance has existed and may continue to exist, with oil supplies exceeding current and expected near-term demand. Although OPEC members and other countries have agreed to cut global oil supply, the commitments and actions to date have not matched the significant decrease in global demand, which has resulted in increased inventory levels in refineries, pipelines and storage facilities in prior periods and which may drive increased inventory levels in future periods. Extended periods of low prices for crude oil are expected to have a material adverse effect on the company’s results of operations, financial condition and liquidity. Among other things, the company’s earnings, cash flows, and capital and exploratory expenditure programs may be negatively affected, as would its sales volumes and proved reserves. As a result, the value of the company’s assets may also become impaired in future periods, as we saw in 2020.

We have incurred losses from operations since inception and continued losses threaten our ability to remain in business and pursue our business plan. Since the reverse merger in 2016, we have incurred cumulative losses of approximately $2,268,476 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

Our limited operating history makes it difficult for you to evaluate the merits of purchasing our common stock. We have been in business for just over three years and are an early revenue-stage enterprise. Our limited revenues and sales do not provide a sufficient basis for you to assess our business and prospects. You have no assurance we will be able to generate sufficient revenues from our business to reach a break-even level or to become profitable in future periods. We are subject to the risks inherent in any new business in a highly competitive marketplace. Products and services that we have recently introduced or plan to introduce in the near future increase our new-business risks and your difficulty in assessing our prospects. You must consider the likelihood of our success in light of the problems, uncertainties, unexpected costs, difficulties, complications and delays frequently encountered in developing and expanding a new business and the competitive environment in which we operate. If we fail to successfully address these risks, our business, financial condition and results of operations would be materially harmed. Your purchase of our common stock should be considered a high-risk investment because of our unseasoned, early-stage business which may likely encounter unforeseen costs, expenses, competition and other problems to which such businesses are often subject.

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

Page | 10

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

Page | 11

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

Page | 12

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

Page | 13

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

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders. Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 25% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused and will continue to cause dilution to our stockholders in 2020 and may for the foreseeable future.

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

Page | 14

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company’s subsidiary PGH leases an office space in Piraeus for monthly rent of $3,068. The lease is renewed every two years.

Item 3 – Legal Proceedings

We are the Plaintiffs in a number of legal proceedings arising in the ordinary course of business, including, but not limited to, claims for unpaid charter-hires and freights, non-performed contracts and disputes among some of our contractors.

Item 4 – Mine Safety Disclosures

Not applicable

Page | 15

PART II

Item 5 – Market for registrant’s Common Equity, related Stockholder matters and issuer purchases of Equity Securities

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2020	$0.03	$0.02
September 30, 2020	$0.04	$0.03
June 30, 2020	$0.26	$0.09
March 31, 2020	$0.13	$0.06

On December 31, 2020, the last closing bid price for our Common Stock reported by the OTC Pink was $0.03.

Holders

Records of Securities Transfer Corporation (STC), our transfer agent, indicates as of December 31, 2020, we had 51 shareholders on record and 35,151,058 shares of common stock issued and outstanding, the large majority of which were located in the United States and held an aggregate of 31,157,839 shares of our common stock, representing approximately 89% of our outstanding shares of common stock. However, one of the U.S. shareholders of record is Cede & Co., a nominee of the Depository Trust Company, which held 30,123,814 shares of our common stock, as of December 31, 2020. Accordingly, we believe that the shares held by Cede & Co. include shares of common stock beneficially owned by both holders in the United States and non-U.S. beneficial owners. We are not aware of any arrangements the operation of which may at a subsequent date result in our change of control. As of December 31, 2020, we have 35,151,058 shares of our Common Stock and 100 shares of Series A Preferred Stock, issued and outstanding.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2020. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past two years have been previously reported as required in Quarterly Reports on Form 10-Q and current Form 10-K on Note 15 page 47.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6 – Selected Financial Data

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Page | 16

Item 7 – Management’s Discussion and Analysis of financial condition and results of operations

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on pages 23 to 30.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

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

Item 8 – Financial Statements and Supplementary Data

The index of all financial statements and supplementary Data required by this Item is presented on Page 23.

Item 9 – Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures; The company’s management with the participation of Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2020 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our Chief Executive Officer and our Chief Financial Officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9, management has determined that as of December 31, 2020, our internal controls over financial reporting was not effective and there are material weaknesses in our internal controls over financial reporting.

Page | 17

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

(d)        Changes in Internal Control Over Financial Reporting; There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 10 – Other Information

None

Page | 18

PART III

Item 11 – Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers at December 31, 2020

The following individuals currently serve as the sole director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Appointment Date	Primary areas & Responsibilities
Christos P. Traios	61	March 15, 2016	President Chief Executive Officer
Evangelos Makris	38	March 19, 2019	Chief Financial Officer
Dimitrios Z. Pierides	72	October 15, 2019	Executive Vice President Human Resources

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

Evangelos Makris, age 38, was appointed on March 19, 2019 to serve as Chief Financial Officer in a consulting capacity on a part time basis. Mr. Makris has been the Finance Manager of Petrogress, Inc. since March 2019. Prior to holding that position, Mr. Makris served as a Senior Accountant in the ACR and FAAS Department of Ernst & Young S.A. as well as the Blackstone Group in Luxembourg overseeing a large portfolio of international companies specializing in the Real Estate business. His duties/responsibilities, included but were not limited to, preparing the Stand-alone and Consolidated Financial Statements as well as the quarterly and annual reports, managing a team of junior accountants involved in the bookkeeping, communicating with various parties regarding loan facilities, valuation reports and involvement in the process of the acquisition and sale of properties. Mr. Makris holds a Bachelor of Science in Business Administration (Accounting and Finance) from the American College of Greece.

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

Page | 19

Item 12 – Executives Compensation

The following table sets forth all compensation for the last two fiscal years awarded to, earned by or paid our chief executive officer and our only other compensated executive officer serving during the last completed fiscal year (collectively, the "Named Executives")

Summary compensation table

Name	Year	Salary	Other compensations	Totals
Christos P. Traios	2019	$110,000	$-	$110,000
Chief Executive Officer	2020	$180,000	$-	$180,000
Evangelos Makris	2019	$20,000	$-	$20,000
Chief Financial Officer	2020	$20,000	$-	$20,000
Dimitrios Z. Pierides	2019	-	$-	-
Executive Vice President	2020	-	$-	-

Narrative Disclosure to Summary Compensation Table

During the year ended December 31, 2020, the Company accrued $180,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $210,000 for services to the Subsidiaries.

During the years ended December 31, 2020 and 2019, the Company had recorded officers’ compensation of $180,000 and $110,000, respectively. For the year ended December 31, 2020, the remaining amount of $370,000 was accrued and included in “Accounts Payable and accrued expenses” of the Consolidated Balance Sheets as of December 31, 2020.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2020, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Page | 20

Item 13 –  Security Ownership of certain Beneficial Owners and Management and Related stockholder matters

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 4,446,645 shares of Common Stock and 100 shares of Series A Preferred Stock outstanding as of December 31, 2020. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and address of Beneficial Owner	Common Stock Number of shares Beneficially Owned	Series A Number of shares Beneficially Owned	Common Stock Percentage of shares Beneficially Owned (1)	Series A Percentages of shares Beneficially Owned (1)
As a Group (3 persons) Officers & Directors	3,724,267	100	10.60%	100.00%
Christos P. Traios (2) As individual	3,721,817	100	10.59%	100.00%
Evangelos Makris (2) As individual	-	-	0.00%	0.00%
Dimitrios Z. Pierides (2) As individual	2,450	-	0.0001%	0.00%

(1)	Based on a total of an aggregate 35,151,058 shares of common stock outstanding as at December 31, 2020

(2)	The address for these shareholders is 10, Spirou Trikoupi street, Piraeus 18538

There are no arrangements, known to the Company, the operation of which would result a change in control of the Company.

Item 14 – Certain Relationships and Related party transactions, and Directors Independence

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

Item 15 – Principal Accountant Fees and Services

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

Page | 21

Petrogress, Inc.

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations		Notes to the Consolidated Financial Statements
Key Financial Results	23	Note 1	Summary of Significant Accounting Policies	37
Executive Overview	23	Note 2	New Accounting Standards	39
Business Environment and Outlook	23	Note 3	Lease Commitments	39
Operation results	24	Note 4	Summarized Financial Data – Petrogress, Inc.	40
		Note 5	Fair Value Measurements	40
Subsidiaries Results		Note 6	Financial and Derivative Instruments	41
Petrogress Int’l LLC.	25	Note 7	Accounting for Equity-based Payments	41
Petronav Carriers LLC.	26	Note 8	Earnings (Loss) Per Share	41
Petrogress, Inc.	26	Note 9	Operating Segments and Geographic presence	42
Revenue Concentrations	27	Note 10	Prepaid Expenses and Other Current Assets	44
Available Liquidity & Capital Resources	27	Note 11	Litigation	44
Off-Balance Sheet Arrangements	28	Note 12	Income Taxes	45
Financial and Derivative Instrument Market Risk	28	Note 13	Properties, Vessels and Equipment	46
Related party transactions	28	Note 14	Shareholders Equity, Stock options and other compensations	46
Loan Facility from Related Party	28	Note 15	Unregistered Sales of Equity Securities and Use of Proceeds	47
Accounting Pronouncements not yet adopted	28	Note 16	Loan Facility from Related Party	47
Critical Accounting Policies	29	Note 17	Related Party Capital Transactions	48
Comprehensive Income	29	Note 18	Wages due to Related Party from Subsidiaries	48
Revenue Recognition	29	Note 19	Commitments and Contingencies	48
Organization costs	29	Note 20	Revenues	48
Accounting for Equity-based Payments	29	Note 21	Claims Receivable	48
Accounts Receivable, net	30	Note 22	Other Information	48
Counterparty Risk	30	Note 23	Going Concern – Substantial Doubt	49
Quarterly Results	31	Note 24	Subsequent Events	49
	32
		Three-Year Financial Summary		50
Consolidated Financial Statements
Consolidated Statement of Income	33
Consolidated Balance Sheet	34
Consolidated Statement of Cash Flows	35
Consolidated Statement of Equity	36

Page | 22

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results	2020	2019	2018
Sales and other Operating Incomes	$8,628,501	$15,961,220	$9,026,962
Goods and operating costs	$(5,083,522)	$(13,431,020)	$(5,068,717)
Administrative and other expenses	$(7,012,206)	$(5,514,881)	$(3,636,034)
Net Income/(Loss) Attributable to Petrogress, Inc.	$(3,085,016)	$(2,984,681)	$322,211

Refer to the “Results of Operations” section beginning on page 24 for a discussion of financial results by major operating area for the years ended December 31, 2020 and 2019 respectively.

Executive Overview

“The following discussion includes forwarding-looking statement that involve certain risks and uncertainties. See “Cautionary Statement” prior to PART I”.

We are an oil energy company based in Delaware. Petrogress, Inc., operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which is a holding company for subsidiaries currently conducting business worldwide and provides management of crude oil purchases and sales;

Business Environment and Outlook

Petrogress, Inc. is an oil energy and sea transportation company with business activities in USA, Europe and Africa. Our earnings currently depend primarily on the profitability of our crude oil sales. The biggest factor affecting the results of operations is the price of crude oil. The price of crude oil has fallen significantly since mid-year 2020. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a reduction in supply growth should bring global markets into balance. However, the timing or sustainability of any such increase in prices is unknown. In the Company's downstream business, crude oil is the largest cost component of refined products. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

Our midstream segment relies and depends on our crude oil sales contracts to keep our vessels employed. We rely primarily on the revenues generated from our business of physical supply of crude oil and marketing of refined products to our end customers.

Response to Market Conditions and COVID-19; During most of 2020, travel restrictions and other constraints of the on economic activity designed to limit the spread of the COVID-19 virus were implemented in many locations around the world. These constraints reduced demand for our products, and commodity prices fell, negatively impacting hardly the company’s 2020 financial and operating results. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results will likely continue to be challenged in future quarters. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our future results, which could be material.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 1 and to “Risk Factors” in Part I, Item 1A, on pages 10 through 15 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

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

Result	2020	2019
Loss	$(3,085,016)	$(2,984,681)

●	For the year ended December 31, 2020, the Company experienced consolidated net loss of $3,085,016 compared to net loss of $2,984,681 on December 31, 2019.

●	General and administrative expenses for the year ended December 31, 2020 and 2019 were $903,998 and $2,899,482 respectively.

●

Crude Oil sales decreased by 89% while Gas Oil sales decreased by 7%. Total operating sales for the years ended December 31, 2020 and 2019, were $8,628,501 and $15,961,220, respectively, a decrease of $7,332,719 or approximately 46%.

The following table presents a summary of sales volumes for each product comparison for the years ended December 2020 and 2019:

	Year ended December 31,
Net sales volumes per product	2020	2019
Crude Oil Sales	$1,575,490	$13,983,090
Gas Oil Sales	1,318,000	1,416,000
Lubricants Sales	202,016	-
Hires & Freights Sales	4,735,263	541,500
Other Revenues/Discounts	797,732	20,630
Totals	$8,628,501	$15,961,220

Page | 24

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Costs of goods sold for the years ended December 31, 2020 and 2019, were $4,406,406 and $13,431,020, respectively, a decrease of $9,024,614 or approximately -67%, and were comprised of the following:

	Year ended December 31,
Cost of goods sold	2020	2019
Crude Oil purchased costs	$(1,819,636)	$(12,381,020)
Gas Oil purchased costs	(1,120,400)	(1,050,000)
Lubricants purchased costs	(187,516)	-
Charter-hire expenses	(1,955,970)	-
Totals	$(5,083,522)	$(13,431,020)

●

Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Corporate expenses for the years ended December 31, 2020 and 2019, were $1,104,887 and $362,993, respectively, an increase of $741,894 or approximately 304%.

●

General and administrative expenses for the year ended December 31, 2020, amounted to $903,998 compared to $2,899,482 for the year ended December 31, 2019, a decrease of $1,995,484 or approximately -23%.

●	Net loss for the year ended December 31, 2020, amounted to $3,085,016 compared to $2,984,681 for the year ended December 31, 2019, an increase of $100,335 or approximately 3%.

Consolidated results of Operation -after eliminations- for 2020 and 2019	Year ended December 31,
	2020	2019
Total Operating Sales	$8,628,501	$15,961,220
Total Operating Expenses	$7,012,206	$4,183,842

*	Operating expenses includes, corporate expenses, shipping & logistic, commodities trading, fleet expenses, General and Administrative, and Depreciations;

●	EBITDA for the year ended December 31, 2020, amounted to $(2,460,581) compared to $(2,063,314) for the year ended December 31, 2019.

Performance and financial results of our significant subsidiaries for the year ended December 31, 2020

Petrogress Int’l LLC.

Petrogress Int’l LLC. (PIL), performs most of the trading of the oil products. PIL contributed with $3,095,506 or 35% of the Company’s revenues for the year ended December 31, 2020, before eliminations. For the year ended December 31, 2020, PIL had a gross loss of $32,046 and a net loss equal to $1,365,945. Such significant loss resulted due to propping of oil prices.

The following table presents the results of operations of PIL for the years ended December 31, 2020 and 2019, before the intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2020	2019
Revenues	$3,095,506	$15,344,924
Costs of goods sold	(3,127,552)	(13,512,224)
Gross profit	(32,046)	1,832,700
Operating expenses:
Operating expenses of commodities trade	(841,631)	(26,007)
Shipping & Logistics expenses	-	(125,833)
Selling, general and administrative expenses	(389,235)	(526,510)
Write offs of accounts receivable	(75,694)	-
Depreciation expense	(8,226)	(15,419)
Total operating expenses	(1,314,786)	(693,769)
Gross profit / (loss) before other expenses	(1,346,786)	1,138,931
Other expense, net	(19,113)	-
Other income, net	-	310,637
Total other income, net	(19,113)	310,637
Net income / (loss)	$(1,365,945)	$1,449,568

Page | 25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petronav Carriers LLC.

Petronav Carriers, LLC. (PCL) operates, manages and hires the Company’s beneficially owned vessels to Petrogress Int’l LLC. and third parties. A significant portion of PCL’s expenses relates to crew expenses, repairs and maintenance of the vessels, insurance expenses, bunkers, port expenses and respective depreciation for vessels. For the year ended December 31, 2020, PCL had net loss of $807,379. For the year ended December 31, 2020, PCL revenues consisted of $5,495,878 from the hires of the vessels. The following table presents the results of operations of Petronav Carriers, for the years ended December 31, 2020 & December 31, 2019, before any intercompany eliminations performed. The table is included herein only for the purpose of management’s discussion over our results:

	Year ended December 31,
	2020	2019
Revenues	5,495,878	$989,313
Costs of goods sold	(1,955,970)	-
Gross profit	3,539,908	989,313
Operating expenses:
Fleet operating expenses*	(3,494,302)	(1,602,326)
General and administrative expenses	(96,823)	(192,597)
Write offs of accounts receivable	-	-
Amortization of Dry Docking	(14,096)	(6,619)
Depreciation expenses	(617,602)	(886,459)
Total operating expenses	(4,222,823)	(2,688,001)
Gross profit before other expenses	(682,915)	(1,698,688)
Other income, net	-	-
Other expense, net**	(124,464)	(894,306)
Total other income / (expense), net	(124,464)	(894,306)
Net income	(807,379)	$(2,592,994)

*	Fleet operating expenses includes all operating and non-operating expenses.

Petrogress, Inc.

Petrogress, Inc. (PG) is the parent holding company of the group. Petrogress, Inc. does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. These costs, equal to $1,393,711, primarily contribute to the net loss incurred by the holding company of $833,831 for the year ended December 31, 2020. The net loss reflects the expenses necessary for the regulatory compliance of Petrogress, and its overall operation as a publicly reporting company. The following table presents the results of Petrogress, Inc. for the years ended December 31, 2020 and December 31, 2019. The table is included herein only for the purpose of management’s discussion over the results of the Company:

	Year ended December 31,
	2020	2019
Revenues	$-	$-
Costs of goods sold	-	-
Gross profit	-	-
Operating expenses:
General and administrative expenses	(288,824)	(377,961)
Corporate expenses	(1,104,887)	(362,993)
Depreciation expense	-	-
Total operating expenses	(1,393,711)	(740,954)
Gross loss before other expenses	(1,393,711)	(740,954)
Other income / (expense), net	14,747	(17,670)
Interest and finance expenses	(20,943)	(217,100)
Amortization of note discount	(174,292)	(166,197)
Change in FMV of derivative liabilities	740,368	(294,083)
Total other income / (expense), net	559,880	(495,050)
Net loss	$(833,831)	$(1,436,004)

Page | 26

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the periods ended December 31, 2020 and 2019:

Customer	December 31, 2020	December 31, 2019
A	51%	88%
B	17%	*
C	15%	*
D	13%	*

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended December 31, 2020 and December 31, 2019 is showing on the below table:

Customer	December 30, 2020	December 31, 2019
A	44%	55%
B	12%	23%

●	None of the balances listed in the table above have become overdue as of December 31, 2020.
●	Amounts indicated with an * denote amounts less than 10%.

Available Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At December 31, 2020, we had a working capital of $2,086,407 consisting of $276,035 in cash and cash equivalents, $2,136,790 in accounts receivable, $565,023 in claims receivable, $903,036 in inventories and $1,428,407 in prepaid expenses and other current assets.

For the year ended December 31, 2020, net cash provided by operating activities was $1,022,662 compared to $362,164 of net cash used in operating activities for the year ended December 31, 2019.

Assets included in the calculation of the Company’s working capital have decreased by $1,921,774 mainly from the decrease in prepaid expenses and other current assets which have decreased by $1,714,814.

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

Cash and Cash Equivalents; The following table presents sources and uses of cash & cash equivalents for 2020 and 2019:

	Year Ended December 31,
Sources of cash & cash equivalents	2020	2019
Operating activities	$1,022,662	$-
Borrowing	(1,132,198)	481,000
Others	-	341,450
Total sources / (uses) of cash & cash equivalents	$(109,536)	$822,450

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

Page | 27

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no material off-balance sheet arrangements.

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

On November, 2020, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Accordingly, all convertible instruments issued after November 2020 are considered derivatives according to the Company’s sequencing policy.

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

Loan Facility from Related Party (LOC)

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC The Note were due and payable on July 13, 2018 however, an extension agreed for one more year.

On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement. As such, no further advances were made under the Credit Agreement and existing advances in principal amount of $148,900 under the Line of Credit Note and accrued interest will become due upon the current Maturity Date, July 13, 2019, however, an extension agreed the Maturity date to postpone as final on July 13, 2020. The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. Accrued interest for the years ended December 31, 2020 and 2019, amounted to $13,553 and $11,912, respectively. The below table presents the balance amounts due to related party from finance transactions as of December 31, 2020:

Transactions	Balances
● Line of Credit (Principal and Interest)	$169,407
● Contribution for vessel acquisition	341,450
Total amount due to related party December 31, 2020	$510,857

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

Page | 28

Management’s Discussion and Analysis of Financial Condition and Results of Operations

However, due the short-term nature of our leases that were in effect during 2020, the impact of adopting this standard on our financial statements was immaterial and a right of use asset and related liability was not recorded.  Because of the gas station lease agreements entered into in February 2020, we will implement the guidance and record such asset and liability beginning with our first interim reporting period in 2020.

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

As of December 31, 2020, and 2019, allowances for doubtful accounts were $0 and $130,550, respectively.

Counterparty Risk

We are also exposed to financial risk in the event of nonperformance by counterparties. If commodity prices fall below current levels, some of our counterparties may experience liquidity problems and may not be able to meet their financial obligations to us. We review the creditworthiness of counterparties and use master netting agreements when appropriate.

Page | 30

Petrogress, Inc.

____

Quarterly Results (UNAUDITED)

	2020
In USD	4th Q	3rd Q	2nd Q	1st Q
Revenues
Revenues from crude oil sales	826,290	-	133,200	616,000
Revenues from gas oil sales	696,000	-	-	622,000
Revenues from lubricants sales	58,515	-	-	143,501
Revenues from freights & hires	3,781,780	580,483	-	413,000
Other revenues	702,754	9,065	38,765	71,448
Total Revenues	6,065,339	589,548	171,965	1,865,949
Costs and other Deductions
Cost of goods sold (Crude Oil)	(569,636)	-	(678,000)	(572,000)
Cost of goods sold (Gas Oil)	(600,400)	-	-	(520,000)
Cost of goods sold (Lubricants)	(58,516)	-	-	(129,000)
Charter-hire expenses	(1,559,317)	(396,653)	-	-
Corporate expenses	(314,090)	(497,629)	(217,420)	(75,748)
Commodities operating expenses	(841,631)	-	-	-
Vessels (non) operating expenses	(1,617,396)	(879,792)	(761,031)	(236,083)
General and administrative expenses	(211,902)	(230,486)	(8,215)	(453,395)
Depreciation and amortization expenses	(75,808)	(200,259)	(155,676)	(160,009)
Taxes, dues other than on income	-	-	-	-
Write off of accounts receivable	(75,694)	-	-	-
Interest and finance expenses	(31,255)	(19,250)	(12,248)	(7,390)
Amortization of note discount	-	-	(74,590)	(99,702)
Other income / (expense), net	(75,419)	29,907	(50,870)	(17,282)
Change in FMV of derivative liabilities	-	1,626,853	(629,679)	(256,808)
Total Cost and Other Deductions	(6,031,064)	(567,307)	(2,587,729)	(2,527,417)
Income / (Loss) Before Income Tax Expense	34,275	22,241	(2,415,764)	(725,768)
Income Tax Expenses (Benefit)	-	-	-	-
Net Income / (Loss)	34,275	22,241	(2,415,764)	(725,768)
Net Income / (Loss) Attributable to Petrogress	34,275	22,241	(2,415,764)	(725,768)
Per Share of Common Stock
- Basic	0.00	0.00	(0.50)	(0.16)
- Diluted		-	-	-
Dividends

Page | 31

THIS PAGE INTENTIONALLY LEFT BLANK

Page | 32

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Statements of Comprehensive Income / (Loss)

UNAUDITED

	Year Ended December 31,
USD	2020	2019
Revenues:
Revenues from crude oil sales	$1,575,490	$13,983,090
Revenues from gas oil sales	1,318,000	1,416,000
Revenues from lubricants sales	202,016	-
Revenues from freights & hires	4,735,263	541,500
Other revenues	797,732	20,630
Total Revenues	$8,628,501	$15,961,220
Costs and other Deductions:
Costs of goods sold (crude oil)	(1,819,636)	(12,381,020)
Costs of goods sold (gas oil)	(1,120,400)	(1,050,000)
Costs of goods sold (lubricants)	(187,516)	-
Charter-hire expenses for vessels	(1,955,970)	-
Total Cost and Other Deductions	$(5,083,522)	$(13,431,020)
Gross profit	$3,544,979	$2,530,200
Operating expenses:
Corporate expenses	(1,104,887)	(362,993)
Operating expenses of commodities trade	(841,631)	-
Fleet operating expenses	(3,494,302)	-
General and administrative expenses	(903,998)	(2,899,482)
Write-offs of accounts receivable	(75,694)	-
Amortization expense	32,683	(6,619)
Depreciation expense	(624,435)	(914,748)
Total operating expenses	(7,012,264)	(4,183,842)
Operating income / (loss) before other expenses and income tax	$(3,467,285)	$(1,653,642)
Other Income / (expense), net:
Interest and finance expenses	(70,143)	(217,100)
Amortization of note discount	(174,292)	(166,197)
Change in fair market value of derivative liabilities	740,368	(294,083)
Other income / (expense), net	(113,664)	(653,659)
Total other income / (expense), net	$382,269	$(1,331,039)
Net income / (loss)	$(3,085,016)	$(2,984,681)
Net income / (loss) attributable to:
Shareholders of the Company	(3,085,016)	(2,950,515)
Non-controlling interests	-	(34,166)
Comprehensive income / (loss)	$(3,085,016)	$(2,984,681)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(3,085,016)	(2,950,515)
Non-controlling interests	-	(34,166)
Weighted average number of common shares outstanding
Basic	15,109,587	3,953,461
Diluted	-	-
Basic earnings per share	(0.20)	(0.75)
Diluted earnings per share	-	-

Page | 33

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Balance Sheets

UNAUDITED

	Year Ended December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$276,035	$391,360
Accounts receivable, net	2,136,790	2,011,430
Claims receivable, net	565,023	478,500
Inventories	903,036	1,206,612
Prepaid expenses and other current assets	1,428,407	3,143,221
Total current assets	$5,309,291	$7,231,123
Non-Current Assets
Goodwill	-	900,000
Contract-related licensing agreements	258,747	-
Right of use assets	669,065	-
Vessels and other fixed assets, net	3,829,714	4,249,763
Deferred charges, net	1,534	15,629
Security deposit	13,033	10,584
Total non-current assets	$4,772,093	$5,175,976
Total Assets	$10,081,384	$12,407,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	2,000,721	1,402,198
Due to related party	695,321	1,271,450
Loan facility from related party	169,407	148,900
Accrued interest	16,682	23,636
Lease liabilities current	12,704	-
Convertible promissory notes	328,049	237,197
Derivative liabilities	-	809,877
Total current liabilities	3,222,884	$3,893,258
Non-Current Liabilities
Lease liabilities	720,855	-
Total liabilities	$3,943,739	$3,893,258
Commitments and Contingencies		-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	10,000	10,000
Shares of Common stock, $0.001 par value, 100,000,000 shares authorized, 35,151,058 and 4,446,645 shares issued and outstanding as of December 31, 2020 and December 31, 2019	35,151	4,447
Additional paid-in capital	10,561,797	10,073,810
Accumulated comprehensive loss	(15,552)	(9,763)
Retained earnings	(4,453,751)	(1,634,645)
Equity attributable to Shareholders of the Company	$6,137,645	$8,443,849
Non-controlling interests	-	69,992
Total liabilities and shareholders’ equity	$10,081,384	$12,407,099

Page | 34

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net income / (loss)	$(3,085,016)	$(2,984,681)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation expense	624,435	914,748
Change in fair value of derivative liabilities	(740,368)	294,083
Share-based compensation expense	1,566,533	583,674
Loss on disposition of fixed assets	-	16,331
Amortization of discount on convertible note	21,343	(77,606)
Amount of derivative in excess of face value of PCN	-	349,597
Elimination of PGAS Africa APIC	(671,924)	(43,940)
Changes in working capital
(Increase) / Decrease in Accounts receivable, net	(125,360)	2,768,002
(Increase) / Decrease in Claims receivable, net	(86,523)	69,100
(Increase) / Decrease in Inventories	303,576	(789,477)
(Increase) / Decrease in Amounts due from related party	720,000	-
(Increase) / Decrease in Prepaid expenses	1,714,814	(1,377,945)
Increase / (Decrease) in Accounts payable and accrued expenses	598,523	136,746
Increase / (Decrease) in Amounts due to related party	(576,129)	(246,863)
Increase / (Decrease) in Accrued interest	13,553	14,892
Increase / (Decrease) in Lease liabilities	733,559	-
(Increase) / Decrease in Security deposit	(2,449)	54
(Increase) / Decrease in Deferred charges, net	14,095	11,121
CASH USED IN OPERATING ACTIVITIES	$1,022,662	$(362,164)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(221,151)	(109,936)
Purchase of vessels and other equipment – related party facility	-	(341,450)
Purchase of vessels and other equipment	-	(278,550)
Elimination of PGAS Africa fixed assets	16,765	-
Acquisition of intangible assets	(927,812)	-
CASH USED IN INVESTING ACTIVITIES	$(1,132,198)	$(729,936)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	481,000
Proceeds from advances from related party	-	341,450
CASH PROVIDED BY FINANCING ACTIVITIES	$-	$822,450
Effects of exchange rate changes	(5,789)	-
NET DECREASE IN CASH	$(115,325)	$(269,650)
CASH AT BEGINNING OF YEAR	$391,360	$661,010
CASH AT YEAR END	$276,035	$391,360

Page | 35

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Statements of Shareholders’ Equity

	Preferred Shares	Preferred Shares	Common Stocks			Additional Paid	Accumulated Comprehensive			Non- Controlling	Total Shareholders
	number	amount	Number	-	Amount	-in- capital	Loss	Profit Deficit)	Total	interest	Equity
Balances at December 31, 2018	100	$10,000	3,828,412		$3,829	$9,535,161	$(10,231)	$1,315,870	$10,854,629	$104,159	$10,958,788
Common stock issued as commitment	-	-	35,000		35	76,965	-	-	77,000	-	77,000
Common stock issued to settle liabilities	-	-	43,071		43	86,291	-	-	86,334	-	86,334
Common stock issued for services	-	-	540,162		540	419,801	-	-	420,341	-	420,341
Elimination of PGAF Ltd. APIC	-	-	-		-	(44,408)	468	-	(43,940)	-	(43,940)
Net loss	-	-	-		-	-	-	(2,950,515)	(2,950,515)	(34,166)	(2,984,681)
Balances at December 31, 2019	100	$10,000	4,446,645		$4,447	$10,073,810	$(9,763)	$(1,634,645)	$8,443,849	$69,993	$8,513,841
Shares issued based on convertible notes	-	-	16,485,589		16,486	1,027,619	-	-	1,044,105	-	1,044,105
Shares issued based on compensations	-	-	381,750		381	14,458	-	-	14,839	-	14,839
Shares issued for liabilities settlement	-	-	13,837,075		13,837	493,752	-	-	507,589	-	507,589
Elimination of PGAF Ltd. APIC	-	-	-		-	(1,047,842)	-	265,910	(781,932)	(69,992)	(851,924)
Foreign currency translation adjustment	-	-	-		-	-	(5,789)	-	(5,789)	-	(5,789)
Net loss	-	-	-		-	-	-	(3,085,016)	(3,085,016)	-	(3,085,016)
Balances at December 31, 2020	100	$10,000	35,151,058		$35,151	$10,561,797	$(15,552)	$(4,453,751)	$6,137,645	$-	$6,137,645

Page | 36

Petrogress, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

____

Note 1

Summary of Significant Accounting Policies

We are an integrate energy company, engaged in the upstream, downstream and midstream segments. The company operates Internationally through its wholly owned subsidiaries "Petrogress Int'l LLC.", "Petronav Carriers LLC.". The company also provides sea-transportation services -as an independent established Maritime Company- by our tankers fleet. Since last year, the company entered into the retailing market by operating a number of Gas-filling stations in Greece. The company is registered in Delaware and headquartered from Piraeus-Greece.

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

Basis of Presentation; The accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the financial data includes all adjustments necessary for a fair statement of the results for the 12-month periods. These adjustments were of a normal recurring nature. The term “earnings” is defined as net income attributable to Petrogress.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates the estimates and adjustments, including those related to future drydock dates, the selection of useful lives for tangible assets, expected future cash flows, provisions necessary for accounts receivables, provisions for legal disputes, and contingencies. Management bases its estimates and adjustments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions and/or conditions.

Subsidiaries and Affiliated Companies; The Consolidated Financial Statements include the accounts of controlled subsidiary companies more than 50 percent owned and any variable-interest entities in which the company is the primary beneficiary.

All significant intercompany transactions and accounts have been eliminated.

Principles of consolidation; The consolidated financial statements include the consolidated accounts of the Company and its wholly owned and majority-owned subsidiaries: Petrogress Int’l LLC., Petronav Carriers LLC., and Petrogress (Hellas) Co.

Inter-company transaction balances and unrealized gains/(losses) on transactions between the companies are eliminated.

Our significant subsidiaries are listed below:

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PGI)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PGI)
Petrogress (Hellas) Co. (PGH)	Greece	100%	(owned to PIL)

Page | 37

Notes to the Consolidated Financial Statements

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

Cash and Cash Equivalents; Cash and cash equivalents consist of interest-bearing call deposits, where the Company has instant access to its funds and withdrawals and deposits can be made at any time, as well as time deposits with original maturities of three months or less which are not restricted for use or withdrawal.

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

The company accounts for delivery sea- transportation as a fulfilment cost, not a separate performance obligation, and recognize these costs as shipping and logistics expense in the period when revenue for the related commodity is recognized. Additional revenues recognized from the company’s managed vessels while they are servicing on time-charter period or single voyages either third parties’ charterers or the affiliated PIL.

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

Page | 38

Notes to the Consolidated Financial Statements

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

Stock Options and Other Share-Based Compensation; The company issues stocks and other share-based compensation to certain consultants, advisors, members of Board of Directors and employees from time to time. Such transactions are recorded at fair value based on the trading price of the Company’s common stock on the date of the transactions.

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

The company enters into lease arrangements through its subsidiaries as a lessee in two gas stations as presented in the below table which are classified as operating leases; Operating lease arrangements mainly involve the offices, gas-stations, trucks transportation, vehicles, bareboat charters, and terminals.

The lease term includes the committed lease term identified in the contract, taking into account renewal and termination options that management is reasonably to exercise;

The below table presents the company’s leases arrangements and liabilities for an aggregate period of the next 2 and 15 years respectively, from the end of the reporting period:

Lease location	Lessee	Period: Jan. 01, 2021 to Dec. 31, 2035		Lease Amount
Piraeus (Greece) office	Petrogres (Hellas) Co.	24	months	$68,000
Gas Station – EOS Areopolis (#1)	Petrogres (Hellas) Co.	15	years	180,000
Gas Station – PGAS Areopolis (#2)	Petrogres (Hellas) Co.	15	years	360,000
		Total Lease cost		$608,000

Page | 39

Notes to the Consolidated Financial Statements

Note 4

Summarized Financial Data – Petrogress, Inc.

Petrogress Int’l LLC. (PIL) is a major subsidiary of Petrogress, Inc. PGI, through its affiliates manage and operate most of Petrogress business. The summarized financial information for Petrogress, Inc., and its consolidated subsidiaries is as follows:

	2020	2019
Sales and other operating revenues	$8,628,501	$15,961,220
Total cost and other deductions	(11,713,517)	(18,945,901)
Net income / (loss) attributable to Shareholders	$(3,085,016)	$(2,950,515)

Note 5

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt as at December 31, 2020 and December 31, 2019. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Marketable Securities; We classify marketable securities as available-for-sale securities, which are carried at their fair value based on the quoted market prices of the securities with unrealized gains and losses, net of deferred income taxes, reported as accumulated other comprehensive income / (loss), a separate component of shareholders’ equity. Realized gains and losses on available-for-sale securities are included in net earnings in the period earned or incurred

Derivatives; The company records its derivative instruments – other than any commodity derivative contracts that are designated as normal purchase and normal sale – on the Consolidated Balance Sheet at fair value, with the offsetting amount to the Consolidated Statement of Income.

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

Page | 40

Notes to the Consolidated Financial Statements

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

Financial instruments measured at fair value on a recurring basis are summarized as follows:

	At December 31, 2020				At December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives Fair value	$-	$-	$-	$-	$-	$-	$809,877	$809,877

Total Liabilities	$-	$-	$-	$-	$-	$-	$809,877	$809,877

Note 6

Financial and Derivative Instruments

Financial Instruments; The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures using a Black Scholes model as of December 31, 2020 and 2019. For amounts over proceeds in the initial derivative measurement, the Company recorded a derivative expense of $174,292 and $166,197 during the years ended December 31, 2020 and 2019, respectively. The fair values of the derivative instruments are measured each quarter, which resulted in a gain of $740,368 and a loss of $294,083, during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the fair market value of the derivatives aggregated $0 and $809,877, respectively.

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

Page | 41

Notes to the Consolidated Financial Statements

As of December 31, 2020, and 2019, the basic weighted average number of shares of Common Stock of the Company was 15,109,587 and 3,953,461, respectively. Since the Company incurred losses, the years ended December 31, 2020 and 2019, there is no dilutive effect for those specific periods.

The table below presents the Earnings per Share calculations for the years ended December 31, 2020 and 2019:

Basic EPS Calculation	2020	2019
Net income attributable to common shareholders	$(3,085,016)	$(2,950,515)
Denominator for basic net income per share – weighted average shares	15,109,587	3,953,461
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	-
Basic net earnings per share	(0.20)	(0.75)
Diluted net earnings per share	-	-

Note 9

Operating Segments & Geographic presence

Although each subsidiary of Petrogress is responsible for its own affairs, Petrogress manages the operations in these subsidiaries and affiliates. The operations are grouped into three business segments, Upstream, Midstream and Downstream, representing the company’s “operating segments” as described in Item 1, Business Overview.

The company’s primary country of operation is Greece, its head operating location. Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus.

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Year Ended December 31,
Operating Subsidiaries (1)		2020	2019
● Petrogress Int’l LLC.	(Internationally)	$3,095,506	$15,344,924
● Petronav Carriers LLC.	(Internationally)	5,495,878	989,319
● Petrogres Africa Co. Ltd	(Nationally - Ghana)	-	936,000
● Petrogres (Hellas) Co.	(Nationally - Greece)	149,617	109,500
Totals		$8,741,001	$17,379,737

(b)	Earnings by products and other services are presented in the following table:

	Year Ended December 31,
Sales volumes per product & service (2)	2020	2019
● Crude oil	$1,575,490	$13,983,090
● Gas oil	1,318,000	2,136,000
● Lubricants	202,016	90,834
● Vessels’ hires & freights	4,735,263	989,313
● Others	910,232	180,500
Totals	$8,741,001	$17,379,737

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

Page | 42

Notes to the Consolidated Financial Statements

●	C & O – stores, distributed and markets crude oil, Gas Oil, and refined petroleum products. Also includes retailing sales of its gas stations and rest areas, terminals, and refined logistics.

●	H & F – marine transportations, transports, and marine service.

The tables below present information about revenues and other income, capital expenditures in unconsolidated affiliates for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
C&O (Commodities & Other Revenues)	2020	2019
Revenues from Crude oil, Gas oil and lubricants sales	$3,095,506	$15,399,090
Other Revenues	797,732	20,630
Total Revenues	3,893,238	15,419,720
Segment Adjusted EBITDA	(1,124,951)	(3,145,868)
Net income / (loss) attributable to:
Shareholders of the Company	(1,124,951)	(3,112,862)
Non-controlling interests	-	(33,007)

Notes to the Consolidated Financial Statements

	Year Ended December 31,
F&H (Freights & Hires Revenues)	2020	2019
Revenues from freights & hires	$4,735,263	$541,500
Total Revenues	4,735,263	541,500
Segment Adjusted EBITDA	(1,368,255)	361,187
Net income / (loss) attributable to:
Shareholders of the Company	(1,368,255)	362,347
Non-controlling interests	-	(1,159)

	Year Ended December 31,
Disaggregation of Revenues	2020	2019
Revenues from commodities sales	$3,095,506	$15,399,090
Revenues from freights & hires	4,735,263	541,500
Other Revenues	797,732	20,630
Total Revenues	8,628,501	15,961,220

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

Page | 43

Notes to the Consolidated Financial Statements

The table below sets forth Accounts Receivable, net of the Company for the years ended December 31, 2020 and December31, 2019:

	Year Ended December 31,
Receivables	2020	2019
Receivables from commodities and hires sales	$2,088,700	$2,085,838
Less: Provision for doubtful accounts	-	(130,550)
Sales receivables, net	2,088,700	1,955,288
Other receivables	48,090	56,142
Accounts receivable, net	$2,136,790	$2,011,430

As of December 31, 2020, and 2019, the Company recognized a provision for doubtful accounts of $0 and $130,550 respectively, for trade receivables from specific customers that were deemed doubtful as to their recoverability. This provision is presented in its designated line in the Consolidated Statements of Comprehensive Income depicted herein.

As of December 31, 2020, and 2019, accounts receivable write offs were $75,694 and $0, respectively.

Accounts payable and Accrued Expenses; Accounts payable and accrued expenses consisted of the following items for the years ended December 31, 2020 and 2019 respectively:

	Year Ended December 31,
Accounts payable and Accrued Expenses	2020	2019
Service providers	$69,953	$439,448
Wages and Bonuses	1,269,735	874,470
Oil Suppliers	-	38,307
Vendors and Suppliers	661,033	49,973
Totals	$2,000,721	$1,402,198

Notes to the Consolidated Financial Statements

Note 10

Prepaid expenses and other current assets

The table below shows the company’s prepaid expenses and other current assets as of December 31, 2020 and 2019:

		Year Ended December 31,
Prepaid expenses and other current assets		2020	2019
Salt-pond oil field and oil rig Platform “AGK-1”	Petrogress Africa Ltd.	$-	$460,000
Oil Suppliers, Vendors & Various	Petrogress Africa Ltd.	-	277,621
Salt-pond oil field and oil rig Platform “AGK-1”	Petrogress Int’l LLC.	460,000	-
Oil Suppliers, Vendors & Various	Petrogress Int’l LLC.	857,623	2,318,986
Service Providers	Petrogress, Inc.	21,852	17,940
Service Providers	Petrogres (Hellas) Co.	49,613	19
Others	Petronav Carriers LLC.	39,319	68,655
Totals		$1,428,407	$3,143,221

Oil suppliers, Vendors & Various; the company’s subsidiaries have made cash advances of $1,317,623 to its crude oil providers for the securing of supply in compliance of the sale and purchase contracts and other vendors, suppliers to its fleet.

Note 11

Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Page | 44

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

Hellenic Federal Income Tax Considerations; The following discussion of Hellenic federal income tax matters is based on the Internal Revenue Code of 4646/2019, or the Code, judicial decisions, and existing and proposed regulations issued by the Hellenic Ministry of the Treasury. Petrogress Hellas is maintain an office and other fixed place of business -the gas stations- within the Hellenic region and we will be subject to a net income tax of 24%. References in this discussion to "we" and "us" are to Petrogress Hellas, unless the context otherwise requires.

Marshall Islands Tax Considerations; Our ship-owning entities are Marshall Islands corporations. Because we do not, and we do not expect that we will, conduct business or operations in the Marshall Islands, under current Marshall Islands law we are not subject to tax on income or capital gains and our stockholders will not be subject to Marshall Islands taxation.

During the years ended December 31, 2020 and 2019, a reconciliation of income tax expense at the applicable statutory rate of approximately 21% to income tax expense at the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020		2019
Income tax / (expense) benefit at statutory federal rates	$		$9,487
Permanent differences		-	-
Increase / (decrease) in valuation allowance			(9,487)
Income tax expense / (benefit) at Company’s effective tax rate	$		$-

At December 31, 2020, the Company had approximately $3,014,668, of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset taxable income and, if not fully utilized, expire in the year 2040.

Page | 45

Notes to the Consolidated Financial Statements

Note 13

Properties, Vessels and Equipment

Vessels and others fixed assets, net; We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Tanker Vessels & service boats (in years)	10 - years
Fenders & oil hoses (in years)	10 - years
Vehicles & trucks (in years)	10 - years
Office equipment and furniture (in years)	10 - years
Computer hardware (in years)	5 - years

Vessels and other fixed assets, net consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019	Estimated useful Life left (years)
Vessels purchased cost	$10,888,423	$10,888,423	3
Furniture and equipment	387,150	182,764	5
Accumulated depreciation	(7,445,859)	(6,821,424)
Vessels and other fixed assets, net	$3,829,714	$4,249,763

*	Depreciation for the years ended December 31, 2020 and 2019, was $624,435 and $914,748, respectively.

Inventories; Crude oil, Gas oil and bunkers onboard our vessels are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of items, spare-parts, consumable goods and equipment supplied to our vessel which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate. The table below presents our inventories as of December 31, 2020 and December 31, 2019:

Commodities and Petroproducts Inventories	December 31, 2020	December 31, 2019
Crude Oil	$570,000	$-
Gas Oil	-	1,039,020
Lubricants	68,661	59,479
Vessels Inventories & Others
Bunkers R.O.B. (unconsumed fuels on board)	253,936	108,113
Lubricants, provisions and spare-parts	10,439	68,473
Total	$903,036	$1,275,085

Note 14

Shareholders Equity, Stock options and other compensations

Common Stock; In January 2020, the Company issued 180,556 shares of Common Stock to an unrelated party.

On March 12, 2020, the Company issued 1,000 shares of Common Stock to Dr. Pierides Demetrios, as compensation of four months of service as Board member and director.

In March 2020, the Company issued 170,000 shares of Common Stock to an unrelated party.

In April 2020, the Company issued 440,000 shares of Common Stock to an unrelated party.

In May 2020, the Company issued 463,500 shares of Common Stock to an unrelated party.

In June 2020, the Company issued 2,131,861 shares of Common Stock to an unrelated party.

On July 2, 2020, the Company issued 750 shares of Common Stock to Dr. Pierides Demetrios, as compensation of three months of service as Board member and director.

On July 15, 2020, the Company issued 230,000 shares of Common Stock to Christos Traios for the payment of accrued salaries of $3,500.

In July 2020, the Company issued 8,189,008 shares of Common Stock to an unrelated party.

Page | 46

Notes to the Consolidated Financial Statements

On August 2020, the Company issued 7,372,973 shares of Common Stock to an unrelated party.

On August 17, 2020, the Company issued 150,000 shares of Common Stock to Christos Traios for the payment of accrued salaries of $36,500.

In September 2020, the Company issued 1,948,800 shares of Common Stock to an unrelated party.

In October 2020, the Company issued 3,967,604 shares of Common Stock to an unrelated party.

In November 2020, the Company issued 1,456,665 shares of Common Stock to an unrelated party.

In December 2020, the Company issued 4,001,696 shares of Common Stock to an unrelated party.

Preferred stock; On July 9, 2018, the Company filed the Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State to, among other things, reduce the number of authorized shares of Preferred Stock from 10,000,000 to 1,000,000. The Amendment took effect on July 18, 2018. There was no change in the par value of the Company's Preferred Stock.

Note 15

Unregistered Sales of Equity Securities and Use of Proceeds

On November, 2020, the Company issued an 8% Convertible Note in the principal amount of $165,000. The Note bears interest at a rate of 8% per annum. The Note carries an original issue discount of $15,000 which is included in the principal balance of the Note. After the initial 180 days the holder has the right to convert any outstanding balance of the principal and interest into common stocks shares at a discount of 25% of the lowest trading stock price.

The issuance of the 8% Convertible Note was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Note 16

Loan Facility from Related Party

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. As previously mentioned, Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. Interest is due and payable every six (6) months and on the Maturity Date, and each successive iteration of such dates upon extension and renewal thereafter. The principal amount of the LOC Note may be prepaid by the Company, in whole or in part, without penalty, at any time. Upon the interest due date or maturity date, or any of them, regardless of any event of default, the LOC Note holder may demand payment of any or all of the interest due on the principal amount by delivery of a number of common shares converted at a rate of $0.001 per share. Up to December 31, 2020 the company did not repaid either the any interest nor the principal amount to the holder.

Except in the event of a default, in no instance may the LOC Note holder convert amounts due for accrued interest to the extent that said repayment in common stock will cause the Company to issue a number of shares constituting ten percent (10%) or more of the Company’s then issued and outstanding common shares.

Cash and other contributions made by Christos Traios up to the year ended December 31, 2020, including activity on the LOC Note, are as follows:

Balance December 31, 2018	297,400
New amounts lent to the Company by Christos Traios	126,500
Amount converted to common shares February 23, 2018	(275,000)
Balance December 31, 2019	148,900
Capitalized interest for 2020	20,507
Balance December 31, 2020	$169,407

Page | 47

Notes to the Consolidated Financial Statements

Note 17

Related Party Capital Transactions

During the year ended December 31, 2019, Christos Traios contributed with additional cash of $311,300, for the purchase of the vessel MV LIBERTUS by the wholly owned subsidiary Petronav Carriers LLC. and additional cash of $30,150 for expenses paid in relation to the condition surveys and port dues of the said vessel prior the closing purchase transaction.

Note 18

Wages due to Related Party from the Company and its Subsidiaries

The table below presents the wages due to Christos Traios from his service to the company and its significant subsidiaries at year ended December 31, 2020:

December 31, 2020
Petrogress, Inc.	$430,000
Petrogress Int’l LLC.	574,717
Petronav Carriers LLC.	198,000
Petrogres (Hellas) Co.	52,671
Total outstanding wages to Christos Traios as at December 31, 2020	$1,255,388

Note 19

Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 20

Revenues

Revenue from contracts with customers is presented in “Sales and other operating revenue”. Purchases and sales are combined and recorded on a net basis and reported in “purchased crude oil” on the Consolidated Statement of Income.

For disaggregation disclosure see Note 9 beginning on page 42 for additional information on the company’s segmentation of revenue.

Receivables related to revenue from customers are included in “Accounts receivable, net” on the Consolidated Balance Sheet. The net balance of these receivables was $2,136,790 and $2,011,430 as at December 31, 2020 and December 31, 2019, respectively.

Note 21

Claims receivable

As at December 31, 2020 and 2019, the Company’s subsidiaries, PIL and PCL have recorded an amount of claims receivable of $565,023 and $478,500, respectively, for unpaid hires and prepayments. Regarding these pending claims, the subsidiaries have already commenced legal proceedings against the respective debtors.

Note 22

Other Information

On April 1, 2021, the Petrogress Int’l LLC., through its Hellas (PGH) branch concluded the negotiations to lease Gas refilling stations in the Mainland of South Greece. The leas will commence as of July 1, 2021. Procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names.

Page | 48

Notes to the Consolidated Financial Statements

Note 23

Going Concern - Substantial Doubt

The management of the Company assesses the Company’s ability to continue as a going concern at each period end. The assessments evaluate whether there are conditions that give rise to substantial doubt to continue as a going concern within one year from the consolidated financial statements issuance date.

On the ground of management evaluation and consideration for the next period of twelve months, the company will be in the need of significant working capital to continue its oil trading operations, to keep repairing and provide the necessary maintenance on its tankers fleet, to complete the renovation of the leased gas stations and supplies the oil products, and furthermore, to support all the corporate expenses of the parent company. Management plans to continue to seek debt and/or equity capital to fund its operations but there can be no assurance that management will be able to do so. The accompanying consolidated financial statements do not contain any adjustments related to this uncertainty.

The coronavirus pandemic has imposed the continuing lockdown of the Company’s office in Greece, and the majority of its operations ceased. While our employees, vessel’s crew and labors are staying at their homes and our fleet still remains idle. Furthermore, the Covid-19 outbreaks created additional downward pressure on the demand for oil products in which we transact our business and we may not be able to fully assess the effects on our future operations. In addition, the recent dropping of oil prices has a material adverse impact to our oil trade, and we expect a further depress on the demand, as the oil production and transactional activity is suffering worldwide. Moreover, our visibility on the particular effects of COVID-19 outbreak in Africa is limited due to lack of information.

In of that said and under the present circumstances we believe that our incomes undoubtedly will be heavily affected during the next year, and that raises substantial doubt for the company’s ability to continue its business unless the company succeed to raise extra cash financing in the near future.

Note 24

Subsequent Events

During February and March 2020, Petronav executed an MOU with EDT offshore service to form a new company under the jurisdiction of Greece and provide jointly Ship-to-Ship (STS) operations in east Mediterranean; The definitive agreement and the formation of the company is anticipated to be ready within June – July 2021.

Page | 49

Petrogress, Inc.

Three-Year Financial Summary

Unaudited

	2020	2019	2018
Revenues and Other Income
Total goods sales	$3,095,506	15,399,090	8,982,462
Income from hires and freights	4,735,263	541,500	37,000
Other incomes	797,732	20,630	7,500
Total Revenues and Other Incomes	8,628,501	15,961,220	9,026,962
Total Costs and other Deductions	(11,713,517)	(18,945,901)	(8,704,751)
Income Before Income Tax Expense (Benefit)	(3,085,016)	(2,984,681)	322,211
Income Tax Expense (Benefit)	-	-	-
Net Income	(3,085,016)	(2,984,681)	322,211
Less: Net income attributable to non-controlling Interest	-	(34,166)	17,651
Net Income / (Loss) attributable to Shareholders of the Company	$(3,085,016)	(2,950,515)	304,560
Per Share of Common Stock
Net Income / (Loss) Attributable to Petrogress Inc.
- Basic	$(0.20)	(0.75)	0.09
- Diluted	$-	-	0.09
Cash Dividends per Share	$-	-	-
Balance Sheet (at December 31)
Current assets	$5,309,291	7,231,123	8,170,453
Non-current assets	4,772,093	5,175,976	5,388,294
Total Assets	10,081,384	12,407,099	13,558,747
Short-term debt	497,456	386,097	1,265,452
Other Current liabilities	2,725,428	3,507,161	1,334,507
Other Non-current liabilities	720,855	-	-
Total Liabilities	3,943,739	3,893,258	2,599,959
Total Shareholders’ Equity	$6,137,645	8,443,849	10,854,629
Non-controlling interests	-	69,992	104,159
Total Equity	$10,081,384	8,513,841	10,958,788

Page | 50

PART IV

Item 16- Exhibits and Financial Statements Schedules

The following documents are filed as part of this Annual Report on the pages referenced below:

(a)	Financial Statements	Page(s)
	Consolidated Statement of Income for the years ended December 2020 & 2019	33
	Consolidated Balance Sheet at December 31, 2020	34
	Consolidated Statement of Cash Flows for the years ended December 2020 & 2019	35
	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 2020 & 2019	36
	Notes to Consolidated Financial Statements	37-49

(b)	Exhibits	Page(s)
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

		05/28/2020
4.1	Description of Securities	53
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	54
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	55
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	56
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	57
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*          Filed herewith

**        Furnished herewith

Page | 51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2021	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris

Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios
Christos Traios	President, Chief Executive Officer (Principal Executive Officer)	June 21, 2021

/s/ Evangelos Makris
Evangelos Makris	Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2021

/s/ Dimitrios Z. Pierides
Dimitrios Z. Pierides	Director, Executive Vice President Human Resources	June 21, 2021

Page | 52