Form 10-Q
period 2021-03-31
PETROGRESS, INC
filed 2021-07-02
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 000-55854

petrogress inc.

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

There were, 35,152,658 shares of the Company’s common stock outstanding as on June 30th 2021.

	TABLE OF CONTENTS
		PAGE
	Cautionary Statements Relevant to Forward-Looking Information	2

	PART I
	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020	3
	Consolidated Balance Sheet at March 31, 2021 and December 31, 2020	4
	Consolidated Statement of Cash Flows for the three months Ended March 31, 2021 and 2020	5
	Consolidated Statement of Equity for the three months Ended March 31, 2021 and 2020	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16
Item 4.	Controls and Procedures	16

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17
	Signatures	19

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 10 through 15 of the company’s 2020 Annual Report on Form 10-K, on pages 16 and 17 of this report and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

Page | 2

PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PETROGRESS, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(UNAUDITED)	Three months Ended March 31,
	2021	2020
Revenues:
Revenues from crude oil sales	$-	$616,000
Revenues from gas oil sales	870,000	1,166,000
Revenues for lubricants sales	-	113,802
Revenues from freights & hires	230,000	252,080
Other Revenues	404,235	-
Total Revenues	$1,504,235	$2,147,882
Costs and other Deductions:
Costs of goods sold (crude oil)	-	(572,000)
Costs of goods sold (gas oil)	(630,000)	(745,513)
Costs of goods sold (lubricants)	-	(35,697)
Vessels Leases & charters	(489,465)
Total Cost and Other Deductions	$(1,119,465)	$(1,353,210)
Gross profit	$384,770	$794,672
Operating expenses:
Corporate expenses	(8,661)	(75,748)
Operating expenses of commodities trade	(89,796)	-
Fleet Operating expenses	(58,970)	-
General and administrative expenses	(202,078))	(1,098,716)
Amortization expense	(1,534)	(8,531)
Depreciation expense	(152,822)	(154,696)
Total operating expenses	(513,861)	(1,337,691)
Operating income / (loss) before other expenses and income tax	$(129,091)	$(543,019)
Other Income / (expense), net:
Interest and finance expenses	-	(7,390)
Amortization of note discount	-	(99,702)
Change in fair market value of derivative liabilities	-	(256,808)
Other income / (expense), net	(17,094)	(15,825)
Total other income / (expense), net	$(17,094)	$(379,725)
Income / (loss) before income taxes	$(146,185)	$(922,744)
Income tax expense	-	-
Net income / (loss)	$(146,185)	$(922,744)
Net income / (loss) attributable to:
Shareholders of the Company	(146,185)	(910,397)
Non-controlling interests	-	(12,347)
Other comprehensive loss, net of tax
Foreign currency translation adjustment	-	-
Comprehensive income / (loss)	$(146,185)	$(922,744)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(146,185)	(910,397)
Non-controlling interests	-	(12,347)
Weighted average number of common shares outstanding
Basic	35,151,491	4,600,584
Diluted	-	-
Basic earnings per share	(0.0042)	(0.20)
Diluted earnings per share	-	-

See accompanying notes to consolidated financial statements.

Page | 3

PETROGRESS, INC., AND SUBSIDIARIES

Consolidated Statement of Balance Sheet

(UNAUDITED)	At March 31,	At December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$218,159	$276,035
Accounts receivable, net*	3,252,674	2,136,790
Claims receivable, net	738,224	565,023
Inventories	682,601	903,036
Due from affiliated companies	-	-
Prepaid expenses and other current assets	762,355	1,428,407
Total current assets	$5,654,013	$5,309,291
Non-Current Assets
Goodwill	-	-
Contract-related licensing agreements	258,747	258,747
Investments in subsidiaries	999,881
Right of use assets	639,295	669,065
Vessels and other fixed assets, net	3,689,997	3,829,714
Deferred charges, net	-	1,534
Security deposit	15,144	13,033
Total non-current assets	$5,603,064	$4,772,093
Total Assets	$11,257,077	$10,081,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses**	3,165,021	2,000,721
Due to related party	551,450	695,321
Loan facility from related party	185,460	169,407
Accrued interest	3,129	16,682
Lease liabilities	12,138	12,704
Due to affiliated companies	-	-
Short-Term Loans	87,000	-
Convertible promissory notes	150,000	150,000
Derivative liabilities	-	-
Total current liabilities	$4,154,198	$3,044,835
Non-Current Liabilities
Lease liabilities	688,780	720,855
Total liabilities	$4,842,978	$3,765,690
Commitments and Contingencies	-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	$10,000	10,000
Shares of Common stock, $0.001 par value, 100,000,000 shares authorized, 35,152,558 and 35,151,058 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	35,153	35,151
Additional paid-in capital	10,800,897	10,561,797
Accumulated comprehensive loss	(10,064)	(15,552)
Retained earnings	(4,421,887)	(4,275,702)
Equity attributable to Shareholders of the Company	$6,414,099	$6,315,694
Non-controlling interests	-	-
Total liabilities and shareholders’ equity	11,257,077	10,081,384

*      Accounts Receivable includes amount of $570,281 from subsidiaries

**    Accounts Payable includes amount of $ 1,031,351 to subsidiaries

Page | 4

PETROGRESS, INC., AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(UNAUDITED)	Three months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(146,185)	$(922,744)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	152,822	154,696
Change in fair value of derivative liabilities	-	256,808
Share-based compensation expense	244,590	110,119
Loss on disposition of fixed assets	-	-
Amortization of discount on convertible note	-	59,750
Amount of derivative in excess of face value of PCN	-	-
Gain / (loss) on settlement of convertible promissory notes	-	-
Changes in working capital
(Increase) / Decrease in accounts receivable, net	(1,115,884)	(37,826)
(Increase) / Decrease in claims receivable, net	(173,201)	99,955
(Increase) / Decrease in inventories	220,435	(29,351)
(Increase) / Decrease in amounts due from related party	-	-
(Increase) / Decrease in prepaid expenses	666,052	952,198
Increase / (Decrease) in accounts payable and accrued expenses	1,164,300	(333,315)
Increase / (Decrease) in amounts due to related party	(143,871)	-
Increase / (Decrease) in short terms loan	87,000	-
Increase / (Decrease) in accrued interest	(13,553)	-
Increase / (Decrease) in lease liabilities	(32,641)	-
(Increase) / Decrease in security deposit	(2,111)	(806)
(Increase) / Decrease in deferred charges, net	1,534	5,638
CASH PROVIDED BY OPERATING ACTIVITIES	$909,287	$315,122
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(60,113)
Investments in subsidiaries	(999,881)	-
Purchase of vessels and other equipment	(13,104)	-
Acquisition of intangible assets	29,770	(258,747)
CASH USED IN INVESTING ACTIVITIES	(983,215)	(318,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from loan facility from related party	16,053	-
CASH PROVIDED BY FINANCING ACTIVITIES	$16,053	$-
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(57,875)	(3,738)
CASH AT BEGINNING OF YEAR	276,035	391,360
CASH AT PERIOD END	$218,159	$387,622

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC., AND SUBSIDIARIES

Consolidated Statement of Equity

(Unaudited)

	Preferred Shares number	Preferred Shares amount	Common Stocks Number - Amount		Additional Paid -in- capital	Accumulated Comprehensive Loss Profit Deficit)				Total	Non- Controlling interest	Total Shareholders Equity
Balances at December 31, 2019	100	$10,000	4,446,645	$4,447	$10,073,810	$	(9,763)	$	(1,634,645)	$8,443,849	$69,992	$8,513,841
Common stock issued to settle liabilities	-	-	325,556	325	101,381		-		-	101,706	-	101,706
Common stock issued for services	-	-	26,000	26	8,387		-		-	8,413	-	8,413
Net loss	-	-	-	-	-		-		(910,397)	(910,397)	(12,347)	(922,744)
Balances at March 31, 2020	100	$10,000	4,798,201	$4,798	$10,183,578	$	(9,763)	$	(2,545,042)	$7,643,571	$57,645	$7,701,216

Balances at December 31, 2020	100	$10,000	35,151,058	$35,151	$10,561,797	$	(15,552)	$	(4,275,702)	$6,315,694	$-	$6,315,694
Common stock issued for services	-	-	1,500	2	239,100		5,488		-	244,590	,	244,590
Foreign currency translation adjustment	-	-	-	-	-		-		-	-	-	-
Net loss	-	-	-	-	-		-		(146,185)	(146,185)	-	(146,185)
Balances at March 31, 2021	100	$10,000	35,152,558	$35,153	$10,800,897	$	(10,064)	$	(4,421,887)	$6,414,099	$-	$6,414,099

See accompanying notes to consolidated financial statements.

Page | 6

PETROGRESS, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	General

Petrogress, Inc (PGI), is an integrate energy company, engaged in the upstream, downstream and midstream segments. We sell crude oil and refined products internationally, to buyers on the spot market and to independent entrepreneurs.

Impact of the novel coronavirus (COVID-19) pandemic; The outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters. There continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.

Basis of Presentation; The accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited nor reviewed by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for the three months period ended March 31, 2021, are not necessarily indicative of future financial results.

Principles of consolidation; The consolidated financial statements include the consolidated accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-company transaction balances and unrealized gains/(losses) on transactions between the companies are eliminated.

Note 2.	Accounting Standards

Recently adopted; Effective January 1, 2021, we adopted Accounting Standards Update (ASU) 2016-13 and its related amendments.

Note 3.	Discontinue and Dissolved of the subsidiaries

As of January 2nd 2021, in order to mitigate the operating and administrative expenses, the company withdraw and discontinued its ownership interest participation of the two subsidiaries Petrogress Int’l llc and Petronav Carriers llc, respectively. At the end of the fiscal year 2020, both subsidiaries declared losses, Petrogress Int’l llc $(1,365,945) and Petronav Carriers llc $(807,379) respectively. The subsidiaries are under process to dissolving and termination, while their operations assigned to PGI.

Note 4.	Information relating to the consolidated statement of cash flows

Read Cash Flow statement - page 5

Note 5.	Summarized Financial Data – Petrogress, Inc.

The summarized financial information for Petrogress Inc (PGI) presented as follows:

	Three months Ended
	March 31,
	2021	2020
Sales and other operating revenues	$1,504,235	$2,147,882
Costs and other deductions	(1,650,420)	(3,058,279)
Net income (loss) attributable to PGI	(146,185)	(910,397)
Current assets	5,654,014	6,242,409
Other assets	5,603,064	5,888,839
Current liabilities	4,154,198	5,891,978
Other liabilities	688,780	538,054
Total PGI net equity	$6,414,099	$7,643,571

Page | 7

Notes to Consolidated Financial Statements (continued)

Note 6.	Operating Segments & Geographic presence

The company’s primary country is the United States of America, its country of Domicile; while Greece is the head operating location. Other components of the Company’s operations in Europe and Africa are reported as “International” (outside the United States). Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus. The company evaluate the performance of its operating earnings based on its goods sales.

Earnings by major operating area and products for the three-month periods ended March 31, 2021 and 2020, are presented in the following table:

		Three months Ended March 31,
Segment earnings per product & services	Operating area	2021	2020
● Crude oil	Internationally	$-	616,000
● Gas oil	Internationally	870,000	1,166,000
● Lubricants	Internationally	-	113,802
● Vessel’s hires & freights	Internationally	230,000	252,080
● Others	Internationally	404,235	-
Totals		$1,504,235	$2,147,882

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

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the three-month period ended March 31, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sale of third-party. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Three months Ended March 31,
Sales and Other Operating Revenues		2021	2020
Upstream	Internationally	$-	$616,000
Downstream	Internationally	870,000	1,279,802
Midstream	Internationally	230,000	252,080
All others	Internationally	404,235	-
Total Sales and Other Operating Revenues		$1,504,235	$2,147,882

Page | 8

Notes to Consolidated Financial Statements (continued)

Note 7.	Inventories

Crude oil, Gas oil and bunkers onboard our vessels are recorded at weighted average cost and carried at the lower of cost or net realizable value. Supplies and other items consist principally of items, spare-parts, consumable goods and equipment supplied to our vessel which are valued at weighted average cost and reviewed periodically for obsolescence or impairment when market conditions indicate. The table below presents our inventories as of March 31, 2021 and December 31, 2020, respectively:

Commodities and Petroproducts Inventories	March 31, 2021	December 31, 2020
Crude Oil	$570,000	$570,000
Gas Oil	-	-
Lubricants	68,661	68,661
Vessels Inventories & Others
Bunkers R.O.B.*	33,500	253,936
Lubricants	10,440	10,439
Provisions & Stores	-	-
Total	$682,601	$903,036

*Vessels ROB of Fuel Oil, Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 8.	Properties, Vessels and Equipment

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value.

Vessels and other fixed assets, net consisted of the following as of March 31, 2021 and December 2020:

	March 31, 2021	December 31, 2020	Estimated useful Life left (in years)
Vessels purchased costs*	$10,888,423	$10,888,423	2
Furniture and equipment	387,150	387,150	4
Accumulated depreciation**	(7,585,576)	(7,445,859)
Vessels and other fixed assets, net	$3,689,997	$3,829,714

*        On April 1, 2016, Vessels properties passed by a virtue of deed transfer (Private Placement) from the CEO Christos Traios (the “Transferor”) to PGI (the “Transferee-guarantor”) and such purchase cost has not been repaid to the beneficiary Transferor;

**      Depreciation for the three months ended March 31, 2021 and 2020, was $152,822 and $154,696 respectively;

Note 8. B	Assets held for sale

As of March 31, 2021, the company has no classified any properties as “Assets held for sale” on the Consolidated Balance Sheet.

Note 9.	Changes in Accumulated Compresence Income

Note 10.	Income Taxes

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

Page | 9

Notes to Consolidated Financial Statements (continued)

Note 11.	Litigation

There are currently no material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Note 12.	Other Contingencies and Commitments

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company.

Note 13.	Fair Value Measurements

The three levels of the fair value hierarchy of inputs the company uses to measure the fair value of an asset or liability are described as follows:

●	Level 1 - Quoted prices in active markets that is unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Cash and Cash Equivalents; The company hold cash equivalents in US Dollars and Non-US Dollars. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $36,101 and $27,952, at March 31, 2021 and December 31, 2020, respectively.

Interest rate risk; is the risk that our earnings are subject to fluctuations in interest rates on either investments or on debt. We do not use derivative instruments to moderate exposure to interest rate risk, if any.

Notes to Consolidated Financial Statements (continued)

Financial risk; is the risk that our earnings are subject to fluctuations in interest rates or foreign exchange rates. We do not use derivative instruments to moderate exposure to financial risk, if any.

Credit risk adjustments; are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments but incorporates the Company’s own credit risk as observed in the credit default swap market

Note 14.	Revenue

“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts or spot sales with customers and consistent with ASC Topic 606. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $3,252,674 and $2,136,790 on March 31, 2021, and December 31, 2020, respectively.

Page | 10

Notes to Consolidated Financial Statements (continued)

Note 15.	Earnings / (Losses) per Share and Shareholders’ Equity

The table below presents the calculation of basic and diluted net income / (loss) attributable to common shareholders per share as of March 31, 2021:

	March 31,
Basic EPS Calculation	2021	2020
Net loss attributable to common shareholders	$(146,185)	$(910,937)
Denominator for basic net income per share – weighted average shares	35,151,491	4,600,584
Conversion of accrued interest on debt held by related party		-
Denominator for diluted net income per share		-
Basic net earnings per share	(0.0042)	(0.20)
Diluted net earnings per share		-

As of March 31, 2021, and 2020, the basic weighted average number of shares of Common Stock of the Company was 35,151,491 and 4,600,584, respectively.

Page | 11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

First quarter of 2021 compared to the First quarter of 2020

Earnings by product sales	Three months ended March 31,
Net sales volumes per product	2021	2020
Crude Oil Sales	$-	$616,000
Gas Oil Sales	870,000	1,166,000
Lubricants Sales	-	113,802
Hires & Freights Sales	230,000	252,080
Other Revenues / Discounts	404,235	-
Totals	$1,504,235	$2,147,882

Refer to the “Results of Operations” section beginning on page 12 for a discussion of our financial results.

Executive Overview

Petrogress, Inc., (PGI) is based in Delaware and operates. The company is an integrate energy company, engaged in the upstream, downstream and midstream segments. We sell crude oil and refined products internationally, to buyers on the spot market and to independent entrepreneurs.

The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741 and our corporate address and registered agent in Delaware is 1013 Centre Road, Suite 403-A, Wilmington, DE 19805 – USA.

Business Environment and Outlook

Earnings of the company depend mostly on the profitability of its crude oil business segment. The most significant factor affecting the results of operations is the price of crude oil, which is determined in global markets outside of the company’s control. The price of crude oil has fallen significantly since mid-year 2020. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company’s portfolio. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. Our lack of cash liquidity remains on low levels for the rest of the year and undoubtedly shall continue affecting our operations and cash flow. In addition, the sea-transpiration impacted hardly due to global low demand of oil products.

Response to Market Conditions and COVID-19 During the pandemic period the travel restrictions and other constraints on economic activity were implemented in many locations around the world to limit the spread of the COVID-19 virus. Lower commodity prices negatively impacted the company’s first quarter 2021 financial and operating results. While demand and commodity prices have shown signs of recovery, they are not back to pre-pandemic levels, and financial results will likely continue to be challenged in future quarters. Due to the rapidly changing of environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material.

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 2 and to “Risk Factors” in Part II, Item 1A, on page 16-17 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

* Petrogress, Inc. was incorporated on February 10, 2010 under the laws of the State of Florida as 800 Commerce, Inc. (“800 Commerce”). On February 29, 2016, 800 Commerce entered into an Agreement concerning the Exchange of Securities (“SEA”) with Petrogres Co. Limited, and its sole shareholder, Christos Traios, 800 Commerce issued 136,000,000 shares of restricted Common Stock, representing approximately 85% of the post-transaction issued and outstanding shares, to Mr. Traios in exchange for 100% of the shares of Petrogres Co. Limited. 800 Commerce’s acquisition of Petrogres Co. Limited effected a change in control and was accounted for as a “reverse acquisition” whereby Petrogres Co. was the acquirer for financial statement purposes. Accordingly, the historical financial statements of 800 Commerce are those of Petrogres Co. and its subsidiaries from their respective inception and those of the consolidated entity subsequent to the February 29, 2016 transaction date. On November 16, 2016, Petrogress, Inc., filed Articles of Merger and Plan of Merger in Florida and Delaware to change the Company’s domicile by merging with and into a Delaware corporation formed solely for the purpose of effecting the reincorporation. On July 9, 2018, the Company filed an amendment (the "Amendment") to the Company's Certificate of Incorporation with the Delaware Secretary of State to (a) effect a reverse stock split of the Company's Common Stock at a ratio of one-for-100, (b) reduce the number of authorized shares of Common Stock from 490,000,000 to 19,000,000. During 2020 the company amended its Articles of Incorporation and increase its authorized shares of common stock to 100,000,000. There was no change in the par value of the Company's Common Stock or Preferred Stock as a result of the Amendment.

Page | 12

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other Businesses

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to complete and have them ready for operations within July. Our innovate gas-stations with their unique distinct design, have been developed to offer high performance fuels and a totally new experience to customers, with our vision to deliver a modern and compelling retail experience. The Gas-Stations shall be operated by our Hellenic branch in Greece and all are designed to provide the drivers food options, cold and hot pre-packaged items.

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

Midstream; The outbreak of COVID-19 pandemic occurred the ceased of our entire fleet operations and employments which resulted the complete elimination of freight and hire incomes, while the fleet expenses remained on the same levels during the first quarter 2021. Nevertheless, we believe the shipping industry will be rectified and return to the normal levels, therefore we still seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to expand our operations, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

Page | 13

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General and Administrative Expenses; relates to our directors, officers and managers salaries and compensations, shore staff wages, employee’s federal insurance, offices lease and utilities, telecommunications, travelling and representations of our officers, our agency fees we pay to our branch’s offices in USA, Greece, Cyprus, Monaco, Ghana and Nigeria.

Corporate Expenses; are all company’s expenses and includes, our executive’s compensations, attorney’s fee, Auditors and accountant fees, Consultant’s and P/R fees, Transfer agents of our stock, and miscellaneous.

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

	Three months ended March 31,
	2021	2020
Operating Earnings / (losses)	$(129,091)	$(543,019)

Operating losses of during the first quarter of 2021 amount to $(129,091), compared to operating losses of $(543,019) for the same period in 2020.

Consolidated Statement of Income

Sales of products provided in the below table:

	Three months Ended March 31,
Net sales volumes per product	2021	2020
Crude Oil Sales	$-	$616,000
Gas Oil Sales	870,000	1,166,000
Lubricants Sales	-	113,802
Hires & Freights Sales	230,000	252,080
Other Revenues/Discounts	404,235	-
Totals	$1,504,235	$2,147,882

Page | 14

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of Goods Sold provided in the below table:

	Three months Ended March 31,
Cost of goods sold	2021	2020
Crude Oil purchased costs	$-	$(572,000)
Gas Oil purchased costs	(630,000)	(745,513)
Lubricants purchased costs	-	(35,697)
Vessels leases & charters	(489,465)	-
Others	-	-
Totals	$(1,119,465)	$(1,353,210)

●	Sales: Total operating sales for the three months ended March 31, 2021 and 2020, were $1,504,235 and $2,147,882 respectively, a decrease of $643,647 or approximately 30%.

●	Cost of goods sold: For the three months ended March 31, 2021 and 2020, cost of goods sold was $1,119,465 and $1,353,210, respectively, a decrease of $233,745 or approximately 17%.

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the three months ended March 31, 2021 and 2020 were $8,661 and $75,748, respectively, a decrease of $67,087 or approximately 89%.

●

General and administrative expenses: For the three months ended March 31, 2021, General and administrative expenses increased to $202,078 compared to $1,098,716 for the three months ended March 31, 2020, an decrease of $896,638 or approximately 82%.

●

Net income / (loss) attributable PGI: For the three months ended March 31, 2021, the Company had a net loss of $146,185 while for the three months ended March 31, 2020, the Company had a net loss of $910,397, an decrease of $764,212 or approximately 84%.

●	EBITDA: For the three months ended March 31, 2021, EBITDA amounted to $(146,185) compared to $(922,744) for the three months ended March 31, 2020.

Summarized Financial Data

Petrogress, Inc. (PGI)	Three months Ended
Consolidated results of Operation	March 31,
	2021	2020
Sales and other operating revenues	$1,504,235	$2,147,882
Cost of goods sold, Corporate, Administrative and other expenses*	(1,650,420)	(3,058,279)
Net income / (loss) attributable to Petrogress, Inc.	$(146,185)	$(910,397)

●	Operating expenses includes, corporate expenses, shipping & logistic, commodities purchase cost, fleet expenses, General and Administrative expenses, and Depreciation expense;

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. As of March 31, 2021, we had a working capital of $1,499,816 consisting of $218,159 in cash and cash equivalents, $3,252,674 in accounts receivable, $738,224 in claims receivable, $682,601 in inventories, and $1,063,311 in prepaid expenses and other current assets.

For the three months ended March 31, 2021, net cash provided by operating activities was $909,287 compared to $315,122 of net cash used in for the same period in 2020. Assets included in the calculation of the Company’s working capital have increased by $344,723 mainly from the increase in accounts receivable.

page | 15

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cash and Cash Equivalents; The following table presents sources and uses of cash and cash equivalents:

	Three months Ended March 31,
Sources of cash and cash equivalents	2021	2020
Operating activities	$909,287	$315,122
Borrowing	-	-
Others	-	-
Total sources of cash and cash equivalents	$909,287	$315,122

Management seeks to secure the necessary financing for the expansion of Company’s operations. The company needs to raise a reasonable finance in order to expand its operations, increase the oil sales and support its projects of the gas-stations.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2021, does not differ materially from that discussed under Item 7A of Petrogress’s 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in internal control over financial reporting

During the quarter ended March 31, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the three months ended March 31, 2021, does not differ materially from that discussed under Item 3 of Petrogress’s 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

Information about risk factors for the three months ended March 31, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 10 through 15 of the company’s 2020 Annual Report on Form 10-K, other than as reflected in the risk factor below. Some inherent risks could materially impact the company’s financial results of operations or financial condition.

Page | 16

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended March 31, 2021:

Period	Total Number of Shares	Class
January 1 – January 31, 2021	-	Common shares
February 1 – February 28, 2021	-	Common shares
March 1 – March 31, 2021	1,500	Common shares
Total	1,500

Item 5 – Other information

None

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Page | 17

Exhibits Index

_____

Exhibit Number	Exhibits Description	Page(s)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 20
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 21
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 22
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 23
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T*

*          Filed herewith

**        Furnished herewith

Page | 18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 2021	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 19