Form 10-Q
period 2021-06-30
PETROGRESS, INC
filed 2021-08-31
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: June 30, 2021

or

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

There were, 35,152,658 shares of the Company’s common stock outstanding on August 30th 2021.

TABLE OF CONTENTS

		PAGE

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

	PART I
	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the six months ended June 30, 2020 and 2019	3
	Consolidated Balance Sheet at June 30, 2020 and December 31, 2019	4
	Consolidated Statement of Cash Flows for the six months Ended June 30, 2020 and 2019	5
	Consolidated Statement of Equity for the six months Ended June 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	11-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	15
Item 4.	Controls and Procedures	15

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
Signature		18

PETROGRESS, INC.

Unless the context otherwise indicates, references to “Petrogress Inc.” “we”, “our”, or “us”, or the “Company” in this Form 10-Q are references to Petrogress Inc, -a Delaware corporation- including its wholly owned and majority-owned subsidiaries, and its ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Petrogress Inc exerts significant influence by virtue of its ownership interest) companies. Our significant subsidiaries are “Petronav Carriers LLC.” and “Petrogress Int’l LLC.”

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: changing crude oil prices; changing refining, marketing and chemicals margins; our ability to realize anticipated cost savings and expenditure reductions; actions of competitors or regulators; public health crises, such as pandemics (including coronavirus (COVID-19)) and epidemics, and any related government policies and actions; timing of exploration expenses; timing of crude oil liftings; the competitiveness of alternate-energy sources or product substitutes; technological developments; the results of operations and financial condition of the our suppliers, vendors, partners and equity affiliates, particularly during extended periods of low prices for crude oil during the COVID-19 pandemic; the inability or failure of our joint-venture partners to fund their share of operations and development activities; the potential failure to achieve expected net production from existing and future crude oil development projects; potential delays in the development, construction or start-up of planned projects; the potential disruption or interruption of our operations due to war, accidents, piracy, political events, civil unrest, severe weather, cyber threats and terrorist acts, crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries, or other natural or human causes beyond the company's control; changing economic, regulatory and political environments in the countries in which we operate; general domestic and international economic and political conditions; the potential liability for remedial actions or assessments under existing or future environmental regulations and litigation; significant operational, investment or product changes required by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce greenhouse gas emissions; the potential liability resulting from other pending or future litigation; our future acquisition or disposition of assets or shares or the delay or failure of such transactions to close based on required closing conditions; the potential for gains and losses from asset dispositions or impairments; government-mandated sales, divestitures, recapitalizations, industry-specific taxes, changes in fiscal terms or restrictions on scope of company operations; foreign currency movements compared with the U.S. dollar; material reductions in corporate liquidity and access to debt markets; and our ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; the company’s ability to identify and mitigate the risks and hazards inherent in operating in the global energy industry; and the factors set forth under the heading “Risk Factors” on pages 10 through 14 of the company’s 2020 Annual Report on Form 10-K, and in subsequent filings with the U.S. Securities and Exchange Commission. Other unpredictable or unknown factors not discussed in this report could also have material adverse effects on forward-looking statements.

Page | 2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30,		Three months Ended June 30,
	2021	2020	2021	2020
Revenues:
Revenues from crude oil sales	$-	749,200	-	133,200
Revenues from gas oil sales	870,000	622,000	-	-
Revenues for lubricants sales	58,750	143,501	58,750	-
Revenues from freights & hires	315,000	218,000	85,000	(34,080)
Other Revenues	215,368	34,080	(188,864)	34,080
Total Revenues	$1,459,118	1,766,781	(45,114)	133,200
Costs and other Deductions:
Costs of goods sold (crude oil)	-	(1,250,000)	-	(678,000)
Costs of goods sold (gas oil)	(630,000)	(520,000)	-	-
Costs of goods sold (lubricants)	(68,660)	(129,000)	(68,660)	-
Vessels Leases & charters	(858,540)	-	(369,075)
Total Cost and Other Deductions	$(1,557,200)	(1,899,000)	(437,735)	(678,000)
Gross profit	$(98,082)	(132,219)	(482,849)	(544,800)
Operating expenses:
Corporate expenses	(8,661)	(293,168)	-	(217,420)
Operating expenses of commodities trade	(319,796)	-	(230,000)	-
Fleet operating expenses	(382,849)	-	(323,879)	-
General and administrative expenses	(258,836)	(1,187,591)	(56,758)	(88,875)
Amortization expense	(1,534)	(8,790)		(259)
Depreciation expense	(308,450)	(306,895)	(155,628)	(152,199)
Total operating expenses	(1,280,126)	(1,796,444)	(766,265)	(458,753)
Operating income / (loss) before other expenses and income tax	$(1,378,208)	(1,928,663)	(1,249,114)	(1,003,553)
Other Income / (expense), net:
Interest and finance expenses	-	(19,638)	-	(12,248)
Amortization of note discount	-	(174,292)	-	(74,590)
Change in fair market value of derivative liabilities	-	(886,487)	-	(629,679)
Other income / (expense), net	(17,099)	(68,152)	(8)	(52,327)
Total other income / (expense), net	$(1,395,307)	(1,148,569)	(8)	(768,844)
Income / (loss) before income taxes	$(1,395,307)	(3,077,232)	(1,249,122)	(1,772,397)
Income tax expense	-	-
Net income / (loss)	$(1,395,307)	(3,077,232)	(1,249,122)	(1,772,397)
Net income / (loss) attributable to:
Shareholders of the Company	(1,395,307)	(3,077,232)		(1,772,397)
Non-controlling interests	-	-	-	-
Other comprehensive loss, net of tax
Comprehensive income / (loss)	$(1,395,307)	(3,077,232)	(1,249,122)	(1,772,397)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(1,395,307)	(3,077,232)	(1,249,122)	(1,772,397)
Non-controlling interests	-	-	-	-
Weighted average number of common shares outstanding
Basic	35,152,028	5,136,808	35,151,028	5,136,808
Diluted	-	-	-	-
Basic earnings per share	(0.0397)	(0.60)	(0.0356)	(0.35)
Diluted earnings per share	-	-	-	-

See accompanying notes to consolidated financial statements.

Page | 3

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Balance Sheet (Unaudited)

	At June 30,	At December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$38,595	$276,035
Accounts receivable, net	2,472,329	2,136,790
Claims receivable, net	708,224	565,023
Inventories	1,015,733	903,036
Prepaid expenses and other current assets	572,763	1,428,407
Total current assets	$4,807,644	5,309,291
Non-Current Assets
Goodwill	-	-
Contract-related licensing agreements	258,747	258,747
Investments in subsidiaries	1,547,872	-
Right of use assets	-	669,065
Vessels and other fixed assets, net	3,349,059	3,829,714
Deferred charges, net	-	1,534
Security deposit	7,775	13,033
Total non-current assets	5,163,453	4,772,093
Total Assets	9,971,097	10,081,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	3,513,621	2,000,721
Due to related party	551,450	695,321
Loan facility from related party	185,459	169,407
Accrued interest	3,129	16,682
Lease liabilities	-	12,704
Short-Term Loans	87,000	-
Convertible promissory notes	150,000	150,000
Derivative liabilities	-	-
Total current liabilities	4,490,659	3,044,835
Non-Current Liabilities
Lease liabilities	-	720,855
Total liabilities	4,490,659	3,765,690
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value; 1,000,000 authorized; 100 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	10,000	10,000
Shares of Common stock, $0.001 par value, 100,000,000 shares authorized, 35,152,558 and 35,151,058 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	35,153	35,151
Additional paid-in capital	10,800,897	10,561,797
Accumulated comprehensive loss	(4,275)	(15,552)
Retained earnings	(5,361,337)	(4,275,702)
Equity attributable to Shareholders of the Company	5,480,438	6,315,694
Non-controlling interests	-	-
Total liabilities and shareholders’ equity	9,971,097	10,081,384

See accompanying notes to consolidated financial statements.

Page | 4

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income / (loss)	$(1,395,307)	$(3,077,232)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	308,450	306,895
Provision for losses on accounts receivable	-	-
Change in fair value of derivative liabilities	-	629,679
Share-based compensation expense	-	424,940
Loss on disposition of fixed assets	-	-
Amortization of discount on convertible note	250,379	174,292
Amount of derivative in excess of face value of PCN	-	74,590
Elimination of Petrogres Hellas Co	309,672	-
Gain / (loss) on settlement of convertible promissory note	-	83,933
Elimination of PGAS Africa APIC	-	(755,702)
Changes in working capital
(Increase) / Decrease in accounts receivable, net	(335,539)	223,513
(Increase) / Decrease in claims receivable, net	(143,710)	103,355
(Increase) / Decrease in inventories	(112,697)	828,664
(Increase) / Decrease in amounts due from related party	-	720,000
(Increase) / Decrease in prepaid expenses	855,644	741,423
Increase / (Decrease) in accounts payable and accrued expenses	1,512,900	238,427
Increase / (Decrease) in amounts due to related party	(143,201)	(651,414)
Increase / (Decrease) in short-terms loans	87,000	-
Increase / (Decrease) in accrued interest	(13,715)	-
Increase / (Decrease) in lease liabilities	(733,559)	626,401
(Increase) / Decrease in security deposit	5,258	(1,178)
(Increase) / Decrease in deferred charges, net	1,534	8,457
CASH PROVIDED BY OPERATING ACTIVITIES	$453,109	$699,043
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(60,113)
Investments in subsidiaries	(1,547,872)	-
Purchase of vessels and other equipment	172,205	-
Acquisition of intangible assets	669,065	(875,886)
CASH USED IN INVESTING ACTIVITIES	(706,602)	(935,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from advances from related party	16,053	-
CASH PROVIDED BY FINANCING ACTIVITIES	$16,053	$-
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(237,440)	(236,956)
CASH AT BEGINNING OF YEAR	276,035	391,360
CASH AT PERIOD END	$38,595	$154,404

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Equity (Unaudited)

Six Months ended June 30, 2020	Preferred Shares number	Preferred Shares amount	Common Stocks Number - Amount		Additional Paid -in- capital	Accumulated Comprehensive Profit/(Loss)	Retaining Earnings	Non- Controlling interest	Total Shareholders Equity
Balance at December 31, 2019	100	$10,000	4,446,645	$4,447	$10,073,810	$(9,763)	$(1,634,645)	$69,992	$8,513,841
Stock issued for liabilities	-	-	325,556	325	101,381	-	-	-	101,706
Stock issued for services	-	-	26,000	26	8,387	-	-	-	8,413
Net Income (loss)	-	-	-	-	-	-	(910,397)	(12,347)	(922,744)
Balance at March 31, 2020	100	$10,000	4,798,201	$4,798	$10,183,578	$(9,763)	$(2,545,042)	$57,645	$7,701,216
Stock issued for liabilities	-	-	3,035,361	3,036	249,893	-	-	-	252,929
Stock issued for services	-	-	-	-	(8,100)	-	-	-	(8,100)
Elimination of PG Africa	-	-	-	-	(1,047,841)	-	(161,767)	(57,645)	(1,267,253)
Net Income (Loss)	-	-	-	-	-	-	(1,772,397)	-	(1,772,397)
Balance at June 30, 2020	100	$10,000	7,833,562	$7,834	$9,377,530	$(9,763)	$(4 ,479,206)	$(69,992)	$4,906,395
Six Months ended June 30, 2021
Balances at December 31, 2020	100	$10,000	35,151,058	$35,151	$10,561,797	$(15,552)	$(4,275,702)	$-	$6,315,694
Stock issued for Liabilities	-	-	1,500	2	239,100	5,488	-	-	244,590
Stock issued for services	-	-	-	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	-	(146,185)	-	(146,185)
Balances at March 31, 2021	100	$10,000	35,152,558	35,153	$10,800,897	$(10,064)	$(4,421,887)	$-	$6,414,099
Stock issued for liabilities	-	-	-	-	-	5,789	-	-	5,789
Elimination of Petrogres Hellas	-	-	-	-	-	-	309,672	-	309,672
Net Income (Loss)	-	-	-	-	-	-	(1,249,122)	-	(1,249,122)
Balances at June 30, 2021	100	$10,000	35,152,558	$35,153	$10,800,897	$(4,275)	$(5,361,337)	$-	$5,480,438

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

Impact of the novel coronavirus (COVID-19) pandemic; the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters. There continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material

Basis of Presentation; the accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been audited by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for six-months period ended June 30, 2021, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Petrogress.

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

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PGI)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PGI)

Note 2.	New Accounting Standards

Recently adopted; Effective January 1, 2021, we adopted Accounting Standards Update (ASU) 2016-13 and its related amendments

Note 3.	Information relating to the consolidated statement of cash flows

Read Cash Flow statement - page 5

Note 4.	Summarized Financial Data – Petrogress, Inc.

The summarized financial information for Petrogress Inc (PGI) presented as follows:

	Six months Ended
	June 30,
	2021	2020
Sales and other operating revenues	$1,459,118	$1,766,781
Costs and other deductions	(2,854,425)	(4,844,013)
Net income (loss) attributable to PGI	(1,395,307)	(3,077,232)
Current assets	4,807,644	5,097,212
Other assets	5,163,453	4,878,349
Current liabilities	4,490,659	4,464,695
Other liabilities	-	604,471
Total PGI net equity	$5,480,438	$4,906,395

Page | 7

Notes to Consolidated Financial Statements (continued)

Note 5.	Operating Segments & Geographic presence

The company’s primary country is the United States of America, its country of Domicile; while Greece is the head operating location. Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. The company evaluate the performance of its operating earnings based on its subsidiaries sales.

(a)	Earnings by operating subsidiaries and their trading areas are presented in the following table:

		Six months Ended June 30,
Operating Subsidiaries (1)		2021	2020
● Petrogress Int’l LLC.	(Internationally)	$928,750	1,514,701
● Petronav Carriers LLC.	(Internationally)	530,368	252,080
Totals		$1,459,118	$1,766,781

(b)	Earnings by products and other services are presented in the following table:

	Six months Ended June 30,
Sales volumes per product & service (2)	2021	2020
● Crude oil	$-	749,200
● Gas oil	870,000	622,000
● Lubricants	58,750	143,501
● Vessel’s hires & freights	315,000	218,000
● Others	215,368	34,080
Totals	$1,459,118	$1,766,781

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

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the six-month periods ended June 30, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sale of third-party. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Six months Ended June 30,
Sales and Other Operating Revenues		2021	2020
Upstream	International	$-	$749,200
Downstream	International	928,750	799,581
Midstream	International	315,000	218,000
All others	International	215,368	34,080
Total Sales and Other Operating Revenues		$1,459,118	$1,766,781

Note 6.	Inventories

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

Page | 8

Notes to Consolidated Financial Statements (continued)

The table below presents our inventories as of June 30, 2021 and December 31, 2020, respectively:

Commodities and Petroproducts Inventories	June 30, 2021	December 31, 2020
Crude Oil	$817,864	$570,000
Gas Oil	-	-
Lubricants	-	68,661
Vessels Inventories & Others
Bunkers R.O.B.*	187,429	253,936
Lubricants	10,440	10,439
Provisions & Stores	-	-
Total	$1,015,733	$903,036

*Vessels ROB of Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 7.	Properties, Vessels and Equipment

We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value.

Vessels and other fixed assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	Estimated useful Life left (in years)
Vessels purchased costs*	$10,888,423	$10,888,423	2
Furniture and equipment	387,150	387,150	4
Accumulated depreciation**	(7,926,514)	(7,445,859)
Vessels and other fixed assets, net	$3,349,059	$3,829,714

*

On April 1, 2016, Vessel’s properties passed by a virtue of deed transfer (Private Placement) from the CEO Christos Traios (the “Transferor”) to PGI (the “Transferee-guarantor”) and such purchase cost has not been repaid to the beneficiary Transferor;

**	Depreciation for the six months ended June 30, 2021 and 2020, was $308,450 and $306,895, respectively;

Note 8.	Assets held for sale

As of June 30, 2021, the company has no classified any properties as “Assets held for sale” on the Consolidated Balance Sheet.

Note 9.	Changes in Accumulated Compresence Income

Note 10.	Income Taxes

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

Page | 9

Notes to Consolidated Financial Statements (continued)

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

Cash and Cash Equivalents; The company hold cash equivalents in US Dollars and Non-US Dollars. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $38,595at June 30, 2021.

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

“Sales and other operating revenue” on the Consolidated Statement of Income primarily arise from contracts with customers and consistent with ASC Topic 606. Related receivables are included in “Accounts and notes receivable, net” on the Consolidated Balance Sheet, net of the current expected credit losses. The net balance of these receivables was $2,472,329 and $2,136,790 at June 30, 2021, and December 31, 2020 respectively.

Note 15.	Earnings / (Losses) per Share and Shareholders’ Equity

The table below presents the calculation of basic and diluted net income / (loss) attributable to common shareholders per share as of June 30, 2021:

	June 30,
Basic EPS Calculation	2021	2020
Net income attributable to common shareholders	$(1,395,307)	$(3,077,232)
Denominator for basic net income per share – weighted average shares	35,152,028	5,136,808
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	-
Basic net earnings per share	(0.0397)	(0.60)
Diluted net earnings per share	-	-

As of June 30, 2021, and 2020, the basic weighted average number of shares of Common Stock of the Company was 35,152,028 and 5,136,808, respectively.

Page | 10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

Second Quarter of 2021 compared to the Second Quarter of 2020

Earnings by product sales	Six months ended June 30,
Net sales volumes per product	2021	2020
Crude Oil Sales	$-	$749,200
Gas Oil Sales	870,000	622,000
Lubricants Sales	58,750	143,501
Hires & Freights Sales	315,000	218,000
Other Revenues / Discounts	215,368	34,080
Totals	$1,459,118	$1,766,781

Refer to the “Results of Operations” section beginning on page 14 for a discussion of our financial results.

Executive Overview

Petrogress, Inc., is based in Delaware and operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of its beneficially-owned affiliated tanker fleet; and Petrogress Int’l LLC., which provides management of crude oil purchases and sales;

The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741.

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

Page | 11

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

Other Businesses

Effected as on November 2019, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. We estimate to have the first-one ready for operations within July. Our innovate gas-stations with their unique distinct design, have been developed to offer high performance fuels and a totally new experience to customers, with our vision to deliver a modern and compelling retail experience. The Gas-Stations shall be operated by our branch in Greece and all are designed to provide the drivers food options, cold and hot pre-packaged items.

Our key business segments

The following are descriptions of our recent initiatives undertaken in each of our key business segments:

Downstream; Earnings for the upstream segment are closely aligned with industry prices for crude oil. Crude oil prices are subject to external factors over which the company has no control, including product demand connected with global economic conditions, industry production and inventory levels, technology advancements, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (OPEC) or other producers, actions of regulators, weather-related damage and disruptions, competing fuel prices, natural and human causes beyond the company's control such as the COVID-19 pandemic, and regional supply interruptions. The company is actively managing its schedule of work, contracting, procurement, and supply chain activities to effectively manage costs, ensure supply chain resiliency and continuity, and support operational goals. The spot markets for many services and materials are softening in response to the economic impact of the COVID-19 pandemic, including the drastic reductions in demand for petroleum products, including gasoline and fuel, among others, and in crude oil prices, which have resulted in significant reductions in economic activity and associated spending in the energy sector. Commodity prices have fallen below break-even levels in many regions. The company’s most significant marketing areas are the West Coast of Africa and East Mediterranean.

Midstream; The outbreak of COVID-19 pandemic occurred the ceased of our entire fleet operations and employments which resulted the complete elimination of freight and hire incomes, while the fleet expenses remained on the same levels during the second quarter 2021. Nevertheless, we believe the shipping industry will be rectified and return to the normal levels, therefore we still seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to expand our operations, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

Results of Operations

The following section presents the results of operations and variances on a before-tax basis for the company’s business operations, as well as for “All Other.” Our operating revenues are driven primarily of the commodities trading sales and our tankers fleet employment days during which our vessels are generating revenues while our financial results are subject to a number of sectors and reflects to the following factors:

Cost of commodities; is the cost we purchase the oil products -mainly the crude oil- and such cost is based either on Brent Index prices or Fixed price, the quality and quantity of the product.

Commodities Operating Expenses; relates to products surveys before and after the shipment, bunkers supplied to the employment vessel, agency and representative services.

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

	Six months ended June 30,
	2021	2020
Operating Earnings / (losses)	$(1,378,208)	$(1,928,663)

Operating losses of during the second quarter of 2021 amount to $(1,378,208), compared to operating losses of $(1,928,663) for the same period in 2020.

Consolidated Statement of Income

Sales of products provided in the below table:

	Six months Ended June 30,
Net sales volumes per product	2021	2020
Crude Oil Sales	$-	$749,200
Gas Oil Sales	870,000	622,000
Lubricants Sales	58,750	143,501
Hires & Freights Sales	315,000	218,000
Other Revenues/Discounts	215,368	34,080
Totals	$1,459,118	$1,766,781

Cost of Goods Sold provided in the below table:

	Six months Ended June 30,
Cost of goods sold	2021	2020
Crude Oil purchased costs	$-	$(1,250,000)
Gas Oil purchased costs	(630,000)	(520,000)
Lubricants purchased costs	(68,660)	(129,000)
Vessels leases & charters	(858,540)	-
Totals	$(1,557,200)	$(1,899,000)

●	Sales: Total operating sales for the six months ended June 30, 2021 and 2020, were $1,459,118 and $1,766,781, respectively, a decrease of $307,663 or approximately 17%.

●	Cost of goods sold: For the six months ended June 30, 2021 and 2020, cost of goods sold was $1,557,200 and $1,889,000, respectively, a decrease of $331,800 or approximately 17%.

Page | 13

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the six months ended June 30, 2021 and 2020 were $8,661 and $293,168, respectively, a decrease of $284,507 or approximately 97%.

●

General and administrative expenses: For the six months ended June 30, 2021, General and administrative expenses decreased to $258,836 compared to $1,187,591 for the six months ended June 30, 2020, a decrease of $928,755 or approximately 78%.

●

Net income / (loss) attributable PGI: For the six months ended June 30, 2021, the Company had a net loss of $1,395,307 while for the six months ended June 30, 2020, the Company had a net loss of $3,077,232, a decrease of $1,681,925 or approximately 54%.

●	EBITDA: For the six months ended June 30, 2021, EBITDA amounted to $(1,378,208) compared to $(1,928,663) for the six months ended June 30, 2020.

Consolidated results of Operation (after eliminations)	Six months Ended June 30,
	2021	2020
Total Operating Revenues	$1,459,118	$1,766,781
Total Inventories (Bunkers – Lubricants & Spare parts)	1,015,733	903,036
Total Operating Expenses & Cost of Goods Sold*	$(2,854,425)	$(3,695,444)

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

Petrogress Int’l LLC. (PIL)

Summarized financial information is presented in the following table:

	Six months Ended
	June 30
	2021	2020
Sales and other operating revenues	$928,750	$1,514,701
Inventory (Crude oil & Lubricants)	851,365	699,397
Cost and other expenses	(1,197,729)	(2,097,517)
Net income / (loss) attributable to Petrogress, Inc.*	$582,386	$116,581

* 100% Net income / (loss) attributable to Petrogress, Inc.

Petronav Carriers LLC. (PCL)

Summarized financial information is presented in the following table:

	Six months Ended
	June 30
	2021	2020
Sales and other operating revenues	$530,368	$447,080
Inventory (Bunkers – Lubricants & Spare Parts)	164,369	203,639
Cost and other expenses	(1,344,427)	(1,451,300)
Net income / (loss) attributable to Petrogress, Inc. *	$(649,690)	$(800,581)

* 100% Net income / (loss) attributable to Petrogress, Inc.

Page | 14

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogress, Inc. (PGI)

The following table presents the results of equity interest PGI has into the subsidiaries:

	Six months Ended
	June 30
	2021	2020
Sales and other operating revenues	$-	$-
Corporate, Administrative and other expenses	(147,639)	(1,487,941)
Net income / (loss) attributable to Petrogress, Inc.*	$(147,639)	$(1,487,941)

Net income / (loss) attributable from ownership interest of the subsidiaries.

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At June 30, 2021, we had a working capital of $316,985 consisting of $38,595 in cash and cash equivalents, $2,472,329 in accounts receivable, $708,224 in claims receivable, $1,015,733 in inventories, and $572,763 in prepaid expenses and other current assets.

For the six months ended June 30, 2021, net cash provided by operating activities was $453,271 compared to $699,043 for the same period in 2020. Assets included in the calculation of the Company’s working capital have increased by $344,723 mainly from the increase in accounts receivable

The company’s future debt level is dependent primarily on results of operations, cash that may be generated from asset dispositions, the capital program, lending commitments to affiliates, and shareholder contributions. Our need for capital resources is driven by our expansion plans, ongoing maintenance and improvement of our vessels, support of our operational expenses, corporate overhead and the expenses we suffer in order to comply with the regulatory requirements of SEC. Specifically, Petrogress, Inc., the parent company, does not have revenues while it suffers all the necessary operating and general and administrative expenses to comply with the regulatory requirements of the SEC.

Cash and Cash Equivalents; The following table presents sources and use of cash and cash equivalents:

	Six months Ended June 30,
Sources of cash and cash equivalents	2021	2020
Operating activities	$453,271	$699,043
Borrowing	-	-
Others	-	-
Total sources of cash and cash equivalents	$453,271	$699,043

Management seeks to secure the necessary financing for the expansion of Company’s operations. The company needs to raise a reasonable finance in order to expand its operations, increase the oil sales and support its projects of the gas-stations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the six months ended June 30, 2021, does not differ materially from that discussed under Item 7A of Petrogress 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in internal control over financial reporting

During the six months ended June 30, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected or are reasonably likely to affect, the company’s internal control over financial reporting.

Page | 15

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the six months ended June 30, 2021, does not differ materially from that discussed under Item 3 of Petrogress 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the six months ended June 30, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 10 through 14 of the company’s 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended June 30, 2020:

Period	Total Number of Shares	Class
April 1 – April 30, 2021	-
May 1 – May 31, 2021	-
June 1 – June 30, 2021	-
Total	-

Item 5 – Other Information

None

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Page | 16

Exhibits Index

Exhibit Number	Exhibits Description	Page(s)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 19
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 20
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 21
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 22
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)*

*          Filed herewith

Page | 17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2021	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris

Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 18