Form 10-Q
period 2021-09-30
PETROGRESS, INC
filed 2022-01-25
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended: September 30, 2021

or

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

There were, 36,142,658 shares of the Company’s common stock outstanding on January 21st, 2022.

TABLE OF CONTENTS

		PAGE

	Cautionary Statements Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	2

PART I
FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2021 and 2020	3
	Consolidated Balance Sheet September 30, 2021 and December 31, 2020	4
	Consolidated Statement of Cash Flows for the nine months Ended September 30, 2021 and 2020	5
	Consolidated Statement of Equity for the nine months Ended September 30, 2021 and 2020	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	12-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	16
Item 4.	Controls and Procedures	16

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
Signatures		19

PETROGRESS, INC.

Unless the context otherwise indicates, references to “Petrogress Inc.” “we”, “our”, or “us”, or the “Company” in this Form 10-Q are references to Petrogress Inc, -a Delaware corporation- including its wholly owned and majority-owned subsidiaries, and its ownership interests in equity method investees (corporate entities, partnerships, limited liability companies and other ventures over which Petrogress Inc exerts significant influence by virtue of its ownership interest) companies. Our significant subsidiaries are “Petronav Carriers LLC.,” and “Petrogress Int’l LLC.”

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

Page | 2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30,		Three months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenues from crude oil sales	$620,000	749,200	620,000	-
Revenues from gas oil sales	870,000	622,000	-	-
Revenues for lubricants sales	58,750	143,501	-	-
Revenues from freights & hires	555,000	993,483	240,000	755,483
Other Revenues	215,368	46,778	-	12,698
Total Revenues	$2,319,118	2,554,962	860,000	788,181
Costs and other Deductions:
Costs of goods sold (crude oil)	(620,000)	(1,250,000)	(620,000)	-
Costs of goods sold (gas oil)	(630,000)	(520,000)	-	-
Costs of goods sold (lubricants)	(68,660)	(129,000)	-	-
Vessels Leases & charters	(628,540)	-	230,000
Total Cost and Other Deductions	$(1,947,200)	(1,899,000)	(390,000)	-
Gross profit	$371,918	655,962	470,000	788,181
Operating expenses:
Corporate expenses	(419,610)	(790,797)	(230,342)	(497,629)
Operating expenses of commodities trade	(559,796)	-	(240,000)	-
Fleet operating expenses	(508,444)	-	(125,595)	-
General and administrative expenses	(105,916)	(2,456,502)	(27,687)	(1,268,911)
Amortization expense	(1,534)	(49,948)	-	(41,158)
Depreciation expense	(428,652)	(465,996)	(120,202)	(159,101)
Total operating expenses	(2,023,952)	(3,763,243)	(743,826)	(1,966,799)
Operating income / (loss) before other expenses and income tax	$(1,652,034)	(3,107,281)	(273,826)	(1,178,618)
Other Income / (expense), net:
Interest and finance expenses	-	(38,888)	-	(19,250)
Amortization of note discount	-	(174,292)	-	-
Change in fair market value of derivative liabilities	-	740,366	-	1,626,853
Other income / (expense), net	(1,346,266)	(38,245)	(1,329,167)	29,907
Total other income / (expense), net	$(1,346,266)	488,941	(1,329,167)	1,637,510
Income / (loss) before income taxes	$(2,998,300)	(2,618,340)	(1,602,993)	458,892
Income tax expense	-	-
Net income / (loss)	$(2,998,300)	(2,618,340)	(1,602,993)	458,892
Net income / (loss) attributable to:
Shareholders of the Company	(2,998,300)	(2,618,340)	(1,602,993)	458,892
Non-controlling interests	-	-	-	-
Other comprehensive loss, net of tax
Comprehensive income / (loss)	$(2,998,300)	(2,618,340)	(1,602,993)	458,892
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(2,998,300)	(2,618,340)	(1,602,993)	458,892
Non-controlling interests	-	-	-	-
Weighted average number of common shares outstanding
Basic	35,173,965	9,803,712	35,173,965	9,803,712
Diluted	-	-	-	-
Basic earnings per share	(0.08)	(0.27)	(0.05)	0.05
Diluted earnings per share	-	-	-	-

See accompanying notes to consolidated financial statements.

Page | 3

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Balance Sheet (Unaudited)

	At September 30,	At December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$17,774	$276,035
Accounts receivable, net	2,796,341	2,136,790
Claims receivable, net	338,946	565,023
Inventories	270,733	903,036
Prepaid expenses and other current assets	372,763	1,428,407
Total current assets	$3,796,557	5,309,291
Non-Current Assets
Goodwill	-	-
Contract-related licensing agreements	258,747	258,747
Investments in subsidiaries	854,687	-
Right of use assets	-	669,065
Vessels and other fixed assets, net	3,228,857	3,829,714
Deferred charges, net	-	1,534
Security deposit	7,775	13,033
Total non-current assets	4,350,066	4,772,093
Total Assets	8,146,623	10,081,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	3,398,260	2,000,721
Due to related party	551,450	695,321
Loan facility from related party	185,459	169,407
Accrued interest	3,129	16,682
Lease liabilities	-	12,704
Short-Term Loans	87,000	-
Convertible promissory notes	150,000	150,000
Derivative liabilities	-	-
Total current liabilities	4,375,298	3,044,835
Non-Current Liabilities
Lease liabilities	-	720,855
Total liabilities	4,375,298	3,765,690
Commitments and Contingencies	-	-
Shareholders’ equity:
Series A Preferred shares, $100 par value; 1,000,000 authorized; 100 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	10,000	10,000
Shares of Common stock, $0.001 par value, 100,000,000 shares authorized, 35,173,965 and 35,151,058 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	36,143	35,151
Additional paid-in capital	10,858,416	10,561,797
Accumulated comprehensive loss	(4,275)	(15,552)
Retained earnings	(7,128,959)	(4,275,702)
Equity attributable to Shareholders of the Company	3,771,325	6,315,694
Non-controlling interests	-	-
Total liabilities and shareholders’ equity	8,146,623	10,081,384

See accompanying notes to consolidated financial statements.

Page | 4

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income / (loss)	$(2,998,300)	$(2,618,340)
Adjustments to reconcile net income/ (loss) to net cash provided by operating activities:
Depreciation expense	428,652	465,996
Provision for losses on accounts receivable	-	-
Change in fair value of derivative liabilities	-	(809,877)
Share-based compensation expense	-	1,254,257
Loss on disposition of fixed assets	-
Amortization of discount on convertible note	308,888	174,292
Amount of derivative in excess of face value of PCN	-
Elimination of Petrogres Hellas Co	145,043
Gain/(Loss) on settlement of convertible promissory note	-
Elimination of PGAS Africa APIC	-	(925,574)
Changes in working capital
(Increase) / Decrease in accounts receivable, net	(659,551)	518,835
(Increase) / Decrease in claims receivable, net	226,077	168,355
(Increase) / Decrease in inventories	632,303	(217,824)
(Increase) / Decrease in amounts due from related party	-	720,000
(Increase) / Decrease in prepaid expenses	1,055,644	853,360
Increase / (Decrease) in accounts payable and accrued expenses	1,397,539	1,266,871
Increase / (Decrease) in amounts due to related party	(143,871)	(748,989)
Increase / (Decrease) in short-terms loans	87,000	-
Increase / (Decrease) in accrued interest	(13,553)	683,149
Increase / (Decrease) in lease liabilities	(733,559)	-
(Increase) / Decrease in security deposit	5,258	(1,318)
(Increase) / Decrease in deferred charges, net	1,534	11,276
CASH PROVIDED BY OPERATING ACTIVITIES	$(260,896)	$794,469
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(60,113)
Investments in subsidiaries	(854,687)	-
Purchase of vessels and other equipment	172,205	-
Acquisition of intangible assets	669,065	(872,711)
CASH USED IN INVESTING ACTIVITIES	(13,417)	(932,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from advances from related party	16,052	-
CASH PROVIDED BY FINANCING ACTIVITIES	$16,052	$-
Effects of exchange rate changes	-	-
NET DECREASE IN CASH	(258,261)	(138,355)
CASH AT BEGINNING OF YEAR	276,035	391,360
CASH AT PERIOD END	$17,774	$253,005

See accompanying notes to consolidated financial statements.

Page | 5

PETROGRESS, INC. and SUBSIDIARIES

Consolidated Statement of Equity (Unaudited)

Nine Months ended September 30, 2020	Preferred Shares number	Preferred Shares amount	Common Stocks Number - Amount		Additional Paid -in- capital	Accumulated Comprehensive Profit/(Loss)	Retaining Earnings		Non- Controlling interest	Total Shareholders Equity
Balance at December 31, 2019	100	$10,000	4,446,645	$4,447	$10,073,810	$(9,763)		$(1,634,645)	$69,992	$8,513,841
Stock issued for liabilities	-	-	325,556	325	101,381	-		-	-	101,706
Stock issued for services	-	-	26,000	26	8,387	-		-	-	8,413
Net Income (loss)	-	-	-	-	-	-		(910,397)	(12,347)	(922,744)
Balance at March 31, 2020	100	$10,000	4,798,201	$4,798	$10,183,578	$(9,763)		$(2,545,042)	$57,645	$7,701,216
Stock issued for liabilities	-	-	3,035,361	3,036	249,893	-		-	-	252,929
Stock issued for services	-	-	-	-	(8,100)	-		-	-	(8,100)
Elimination of PG Africa	-	-	-	-	(1,047,841)	-		(161,767)	(57,645)	(1,267,253)
Net Income (Loss)	-	-	-	-	-	-		(1,772,397)	-	(1,772,397)
Balance at June 30, 2020	100	$10,000	7,833,562	$7,834	$9,377,530	$(9,763)		$(4 ,479,206)	$-	$4,906,395
Six Months ended June 30, 2021
Balances at December 31, 2020	100	$10,000	35,151,058	$35,151	$10,561,797	$(15,552)		$(4,275,702)	$-	$6,315,694
Stock issued for Liabilities	-	-	1,500	2	239,100	5,488		-	-	244,590
Stock issued for services	-	-	-	-	-	-		-	-	-
Net Income (Loss)	-	-	-	-	-	-		(146,185)	-	(146,185)
Balances at March 31, 2021	100	$10,000	35,152,558	35,153	$10,800,897	$(10,064)		$(4,421,887)	$-	$6,414,099
Stock issued for liabilities	-	-	-	-	-	5,789		-	-	5,789
Elimination of Petrogres Hellas	-	-	-	-	-	-		309,672	-	309,672
Net Income (Loss)	-	-	-	-	-	-		(1,249,122)	-	(1,249,122)
Balances at June 30, 2021	100	$10,000	35,152,558	$35,153	$10,800,897	$(4,275)	$	(5,361,337)	$-	$5,480,438
Stock issued for Liabilities	-	-	990,000	990	57,519	-		-	-	58,509
Elimination of Petrogres Hellas	-	-	-	-	-	-		(164,629)	-	(164,629)
Net Income (Loss)	-	-	-	-	-	-		(1,602,993)	-	(1,602,993)
Balances at September 30, 2021	100	$10,000	36,142,558	$36,143	$10,858,416	$(4,275)	$	(7,128,959)	$-	$3,771,325

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

Impact of the novel coronavirus (COVID-19) pandemic; the outbreak of COVID-19 and decreases in commodity prices resulting from oversupply, government-imposed travel restrictions and other constraints on economic activity caused a significant decline in the demand for our products and created disruptions and volatility in the global marketplace beginning late in the first quarter 2020, which negatively affected our results of operations and cash flows throughout 2020. While demand and commodity prices have shown signs of recovery, demand is not back to pre-pandemic levels, and financial results could continue to be challenged in future quarters. There continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our results, which could be material

Basis of Presentation; the accompanying consolidated financial statements of Petrogress and its subsidiaries (together, Petrogress or the company) have not been reviewed by an independent registered public accounting firm. In the opinion of the company’s management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. These adjustments were of a normal recurring nature. The results for nine-months period ended September 30, 2021, are not necessarily indicative of future financial results. The term “earnings” is defined as net income attributable to Petrogress.

Going Concern - Substantial Doubt; The management of the Company assesses the Company’s ability to continue as a going concern at each period end. The assessments evaluate whether there are conditions that give rise to substantial doubt to continue as a going concern within one year from the consolidated financial statements issuance date. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report.

On the ground of management evaluation and consideration for the next period of twelve months, the company will be in the need of significant working capital to continue its oil trading operations, to keep repairing and provide the necessary maintenance on its tankers fleet, to complete the renovation of the leased gas stations and supplies the fuels, and furthermore, to support all the corporate expenses of the parent company. Management plans to continue seek debt and/or equity capital to fund its operations but there can be no assurance that management will be able to do so. The accompanying consolidated financial statements do not contain any adjustments related to this uncertainty.

The coronavirus pandemic has imposed the continuing lockdown of the Company’s office, and the majority of its operations ceased. Furthermore, the Covid-19 outbreaks created additional downward pressure on the demand for oil products in which we transact our business and we may not be able to fully assess the effects on our future operations. In addition, the lack of cash liquidity has a material adverse impact to our oil trade, and we expect a further depress on our sales.

In of that said and under the present circumstances we believe that our incomes undoubtedly will be heavily affected during the period, and that raises substantial doubt for the company’s ability to continue its business unless the company succeed to raise extra cash financing in the very near future.

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

Subsidiaries & Affiliates	Incorporation	Percentage Participation
Petrogress Int’l LLC. (PIL)	Delaware	100%	(owned to PGI)
Petronav Carriers LLC. (PCL)	Delaware	100%	(owned to PGI)

Page | 7

Notes to Consolidated Financial Statements (continued)

Note 2.	New Accounting Standards

Recently adopted; Effective January 1, 2021, we adopted Accounting Standards Update (ASU) 2016-13 and its related amendments

Note 3.	Information relating to the consolidated statement of cash flows

Read Cash Flow statement - page 5

Note 4.	Summarized Financial Data – Petrogress, Inc.

The summarized financial information for Petrogress Inc (PGI) presented as follows:

	Nine months Ended
	September 30,
	2021	2020
Sales and other operating revenues	$2,319,118	$2,554,962
Costs and other deductions	(5,317,418)	(5,173,302)
Net income (loss) attributable to PGI	(2,998,300)	(2,618,340)
Current assets	3,796,558	5,770,042
Other assets	4,350,066	4,715,592
Current liabilities	4,375,298	3,560,141
Other liabilities	-	665,123
Total PGI net equity	$3,771,325	$6,260,370

Note 5.	Operating Segments & Geographic presence

The company’s primary country is the United States of America, its country of Domicile; while Greece is the head operating location. Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. The company evaluate the performance of its operating earnings based on its subsidiaries sales.

(a)	Earnings by operating subsidiaries and their trading areas are presented in the following table:

		Nine months Ended September 30,
Operating Subsidiaries (1)		2021	2020
● Petrogress Int’l LLC.	(Internationally)	$1,548,750	1,514,701
● Petronav Carriers LLC.	(Internationally)	770,368	1,040,261
Totals		$2,319,118	$2,554,962

(b)	Earnings by products and other services are presented in the following table:

	Nine months Ended September 30,
Sales volumes per product & service (2)	2021	2020
● Crude oil	$620,000	749,200
● Gas oil	870,000	622,000
● Lubricants	58,750	143,501
● Vessel’s hires & freights	555,000	993,483
● Others	215,368	46,778
Totals	$2,319,118	$2,554,962

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

Page | 8

Notes to Consolidated Financial Statements (continued)

Segment Sales and Other Operating Revenues; Segment sales and other operating revenues, including internal transfers, for the nine-month periods ended September 30, 2021 and 2020, are presented in the following table. Products are transferred between operating segments at internal product values that approximate market prices. Revenues for the upstream segment are derived primarily from the purchase and sale of crude oil, as well as the sales to third-parties. Revenues for the downstream segment are derived from the refining and marketing of petroleum products such as gasoline, gas oils, lubricants, residual fuel oils and other products derived from crude oil. Revenues for the midstream segment generated from the vessels chartering and employment of transportation crude oil or refined products, the storing, the wholesale marketing and the retailing in our gas stations. “All Other” activities include revenues from shipping agency service and other operations.

		Nine months Ended September 30,
Sales and Other Operating Revenues		2021	2020
Upstream	International	$620,000	$749,200
Downstream	International	928,750	765,000
Midstream	International	555,000	993,483
All others	International	215,368	46,778
Total Sales and Other Operating Revenues		$2,319,118	$2,554,962

Note 6.	Inventories

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

The table below presents our inventories as of September 30, 2021 and December 31, 2020, respectively:

Commodities and Petroproducts Inventories	September 30, 2021	December 31, 2020
Crude Oil	$237,864	$570,000
Gas Oil	-	-
Lubricants	-	68,661
Vessels Inventories & Others
Bunkers R.O.B.*	62,429	253,936
Lubricants	10,440	10,439
Provisions & Stores	-	-
Total	$270,7333	$903,036

*Vessels ROB of Gas Oil, lubricants and new spare parts are calculated in the balance sheets separately from goods.

Note 7.	Properties, Vessels and Equipment

We depreciate our vessels on a straight-line basis over the estimated useful life which is 8 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value.

Vessels and other fixed assets, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Estimated useful Life left (in years)
Vessels purchased costs*	$10,888,423	$10,888,423	2
Furniture and equipment	387,150	387,150	4
Accumulated depreciation**	(8,046,716)	(7,445,859)
Vessels and other fixed assets, net	$3,228,857	$3,829,714

*

On April 1, 2016, Vessel’s properties passed by a virtue of deed transfer (Private Placement) from the CEO Christos Traios (the “Transferor”) to PGI (the “Transferee-guarantor”) and such purchase cost has not been repaid to the beneficiary Transferor;

**	Depreciation for the Nine months ended September 30, 2021 and 2020, was $428,652 and $465,996, respectively;

Page | 9

Notes to Consolidated Financial Statements (continued)

Note 8.	Assets held for sale

As of September 30, 2021, the company has no classified any properties as “Assets held for sale” on the Consolidated Balance Sheet.

Note 9.	Changes in Accumulated Compresence Income

Note 10.	Income Taxes

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

Cash and Cash Equivalents; The company hold cash equivalents in US Dollars and Non-US Dollars. The instruments classified as cash equivalents are primarily bank time deposits with maturities of 90 days or less, and money market funds. “Cash and cash equivalents” had carrying/fair values of $17,774 at September 30, 2021.

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

Page | 10

Notes to Consolidated Financial Statements (continued)

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

As of September 30, 2021, the net balance of these receivables was $2,796,341 and $2,136,790 at September 30, 2021, and December 31, 2020 respectively. Amount of $ 1,094,167 consists receivables from/due of affiliates.

Note 15.	Earnings / (Losses) per Share and Shareholders’ Equity

The table below presents the calculation of basic and diluted net income / (loss) attributable to common shareholders per share as of September 30, 2021:

	September 30,
Basic EPS Calculation	2021	2020
Net income attributable to common shareholders	$(2,998,300)	$(2,618,340)
Denominator for basic net income per share – weighted average shares	35,173,965	9,803,712
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	-
Basic net earnings per share	(0.08)	(0.27)
Diluted net earnings per share	-	-

As of September 30, 2021, and 2020, the basic weighted average number of shares of Common Stock of the Company was 35,173,965 and 9,803,712, respectively.

Page | 11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results

Third Quarter of 2021 compared to the Third Quarter of 2020

Earnings by product sales	Nine months ended September 30,
Net sales volumes per product	2021	2020
Crude Oil Sales	$620,000	$749,200
Gas Oil Sales	870,000	622,000
Lubricants Sales	58,750	143,501
Hires & Freights Sales	555,000	993,483
Other Revenues / Discounts	215,368	46,778
Totals	$2,319,118	$2,554,962

Refer to the “Results of Operations” section beginning on page 14 for a discussion of our financial results.

Executive Overview

Petrogress, Inc., is based in Delaware and operates as a holding company and conducts its business through its wholly-owned subsidiaries: Petronav Carriers LLC., (PCL), which manages day-to-day operations of its beneficially-owned affiliated and chartered tankers fleet; and Petrogress Int’l LLC. (PIL), which provides management of crude oil purchases and sales; PIL is acting also as a holding company of its branches;

The company maintain its principal marketing and operating offices at 1, Akti Xaveriou, 18538 Piraeus, Greece. Our telephone number at that address is +30 (210) 459-9741.

Business Environment and Outlook

Earnings of the company depend mostly on the profitability of its crude oil business segment. The most significant factor affecting the results of operations is the price of crude oil, which is determined in global markets outside of the company’s control. The price of crude oil has fallen significantly since mid-year 2020. The downturn in the price of crude oil has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. A sustained lower price environment could result in the impairment or write-off of specific assets in future periods. Similarly, impairments or write-offs have occurred, and may occur in the future, as a result of managerial decisions not to progress certain projects in the company’s portfolio. We have reacted to the downturn by effecting reductions in operating expenses, pacing and re-focusing of capital and exploratory expenditures. Our lack of cash liquidity remains on low levels for the rest of the year and undoubtedly shall continue affecting our operations and cash flow. However, management believes that significant opportunities exist today and will develop further in the future, to leverage the Company’s expertise, financial strength and business model in energy markets around the world.

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

Refer to the “Cautionary Statements Relevant to Forward-Looking Information” on Page 2 and to “Risk Factors” in Part II, Item 1A, on page 17 for a discussion of some of the inherent risks that could materially impact the company’s results of operations or financial condition.

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

Other Businesses

Effected as on November 2020, the company concluded the negotiations to lease three Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. As of mid of September 2021 the first fueling station commenced its operations. Our innovate gas-stations with their unique distinct design, have been developed to offer high performance fuels and a totally new experience to customers, with our vision to deliver a modern and compelling retail experience. The Gas-Stations shall be operated by our branch in Greece and all are designed to provide the drivers food options, cold and hot pre-packaged items.

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

Midstream; The outbreak of COVID-19 pandemic occurred the ceased of our entire fleet operations and employments which resulted the complete elimination of freight and hire incomes, while the fleet expenses remained on the same levels during the third quarter 2021. Nevertheless, we believe the shipping industry will be rectified and return to the normal levels, therefore we still seek to expand our midstream operations in other international ocean routes by adding to our fleet larger and younger tanker vessels. We are monitoring the vessel market for opportunities while we are also working to secure the necessary funding for expansion. Our business strategy is based in part upon the expansion of our business to new, or within existing, markets. In order to expand our operations, we will be required to use cash from operations, incur borrowings or raise capital through the sale of debt or equity securities in the public or private markets.

Strategic Alliances. We are dedicated to rapid growth through acquisitions, partnerships and agreements that will enable us to enter and expand into new markets. Our strategy in pursuing these alliances is based on the target’s ability to generate positive cash flow, effectively meet customer needs, and supply desirable products, services, among other considerations.

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

General and Administrative Expenses; relates to our directors, officers and managers salaries and compensations, shore staff wages, employee’s federal insurance, offices lease and utilities, telecommunications, travelling and representations of our officers, our agency fees we pay to our branch’s offices in Greece.

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

	Nine months ended September 30,
	2021	2020
Operating Earnings / (losses)	$(1,652,034)	$(3,107,281)

Operating Earnings/(losses) of during the third quarter of 2021 amount to $(1,652,034), compared to operating Earnings/(Losses) of $(3,107,281) for the same period in 2020.

Consolidated Statement of Income; Sales of products provided in the below table:

	Nine months Ended September 30,
Net sales volumes per product	2021	2020
Crude Oil Sales	$620,000	$749,200
Gas Oil Sales	870,000	622,000
Lubricants Sales	58,750	143,501
Hires & Freights Sales	555,000	993,483
Other Revenues/Discounts	215,368	46,778
Totals	$2,319,118	$2,554,962

Cost of Goods Sold provided in the below table:

	Nine months Ended September 30,
Cost of goods sold	2021	2020
Crude Oil purchased costs	$(620,000)	$(1,250,000)
Gas Oil purchased costs	(630,000)	(520,000)
Lubricants purchased costs	(68,660)	(129,000)
Vessels leases & charters	(628,540)	-
Totals	$(1,947,200)	$(1,899,000)

●	Sales: Total operating sales for the nine months ended September 30, 2021 and 2020, were $2,319,118 and $2,554,962, respectively, a decrease of $235,844 or approximately 9%.

●	Cost of goods sold: For the nine months ended September 30, 2021 and 2020, cost of goods sold was $1,947,200 and $1,889,000, respectively, an increase of $58,200 or approximately 3%.

Page | 14

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●

Corporate expenses: Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Our Corporate expenses for the nine months ended September 30, 2021 and 2020 were $419,610 and $790,797, respectively, a decrease of $371,187 or approximately 47%.

●

General and administrative expenses: For the nine months ended September 30, 2021, General and administrative expenses decreased to $105,916 compared to $2,456,502 for the nine months ended September 30, 2020, a decrease of $2,350,586 or approximately 96%.

●

Net income / (loss) attributable PGI: For the nine months ended September 30, 2021, the Company had a net loss of $2,998,300 while for the nine months ended September 30, 2020, the Company had a net loss of $2,618,340, an increase of $379,960 or approximately 14%.

●	EBITDA: For the nine months ended September 30, 2021, EBITDA amounted to $(1,652,034) compared to $(3,107,281) for the nine months ended September 30, 2020.

Consolidated results of Operation (after eliminations)	Nine months Ended September 30,
	2021	2020
Total Operating Revenues	$2,319,118	$2,554,962
Total Inventories (Bunkers – Lubricants & Spare parts)	270,733	1,424,436
Total Operating Expenses & Cost of Goods Sold*	$(5,258,709)	$(6,151,184)

*	Operating expenses includes, corporate expenses, shipping & logistic, commodities purchase cost, fleet expenses, General and Administrative expenses, and Depreciation expense;

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

Petrogress Int’l LLC. (PIL)

Summarized financial information is presented in the following table:

	Nine months Ended
	September 30
	2021	2020
Sales and other operating revenues	$1,548,750	$1,514,701
Inventory (Crude oil & Lubricants)	231,365	699,397
Cost and other expenses	(3,069,441)	(6,151,184)
Net income / (loss) attributable to Petrogress, Inc.*	$(1,289,326)	$(3,937,086)

* 100% Net income / (loss) attributable to Petrogress, Inc.

Petronav Carriers LLC. (PCL)

Summarized financial information is presented in the following table:

	Nine months Ended
	September 30
	2021	2020
Sales and other operating revenues	$770,368	$1,040,261
Inventory (Bunkers – Lubricants & Spare Parts)	39,369	146,298
Cost and other expenses	(1,340,518)	(2,512,025)
Net income / (loss) attributable to Petrogress, Inc. *	$(530,781)	$(1,325,466)

* 100% Net income / (loss) attributable to Petrogress, Inc.

Page | 15

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogress, Inc. (PGI)

The following table presents the results of equity interest PGI has into the subsidiaries:

	Nine months Ended
	September 30
	2021	2020
Sales and other operating revenues	$-	$-
Corporate, Administrative and other expenses	(278,917)	(437,791)
Net income / (loss) attributable to Petrogress, Inc.*	$(278,917)	$(437,791)

Net income / (loss) attributable from ownership interest of the subsidiaries.

Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At September 30, 2021, we had a working capital of $(578,740) consisting of $17,774 in cash and cash equivalents, $2,796,341 in accounts receivable, $338,946 in claims receivable, $270,733 in inventories, and $372,763 in prepaid expenses and other current assets.

For the nine months ended September 30, 2021, net cash provided by operating activities was $(260,896) compared to $794,469 for the same period in 2020. Assets included in the calculation of the Company’s working capital have decreased by $2,122,341 mainly from the increase in accounts receivable.

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

Cash and Cash Equivalents; The following table presents sources and use of cash and cash equivalents:

	Nine months Ended September 30,
Sources of cash and cash equivalents	2021	2020
Operating activities	$(260,896)	$794,469
Borrowing	-	-
Others	-	(932,824)
Total sources of cash and cash equivalents	$(260,896)	$(132,355)

Management seeks to secure the necessary financing for the expansion of Company’s operations. The company needs to raise a reasonable finance in order to expand its operations, increase the oil sales and support its projects of the gas-stations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the nine months ended September 30, 2021, does not differ materially from that discussed under Item 7A of Petrogress 2020 Annual Report on Form 10-K.

Item 4 – Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The company’s management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in internal control over financial reporting

During the nine months ended September 30, 2021, there were no changes in the company’s internal control over financial reporting that have materially affected or are reasonably likely to affect, the company’s internal control over financial reporting.

Page | 16

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Information about legal proceedings for the nine months ended September 30, 2021, does not differ materially from that discussed under Item 3 of Petrogress 2020 Annual Report on Form 10-K.

Item 1A – Risk Factors

Some inherent risks could materially impact the company’s financial results of operations or financial condition. Information about risk factors for the nine months ended September 30, 2021, does not differ materially from that set forth under the heading “Risk Factors” on pages 10 through 14 of the company’s 2020 Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents the issued shares during the quarter ended September 30, 2020:

Period	Total Number of Shares	Class
July 1 – July 31, 2021	-
August 1 – August 31, 2021	-
September 1 – September 30, 2021	990,000	Common Shares
Total	990,000

Item 5 – Other Information

None

Item 6- Exhibits

The information required by this Item 6 is set forth in the Exhibit Index accompanying this Form 10Q

Page | 17

Exhibits Index

Exhibit	Exhibits	Page(s)
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 20
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	Page 21
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	Page 22
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	Page 23
101. INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101. SCH	Inline XBRL Taxonomy Extension Schema Document*
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documet*
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document) *
*	Filed herewith

Page | 18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2022	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris
Chief Financial Officer (Principal Financial and Accounting Officer)

Page | 19