Form 10-K
period 2021-12-31
PETROGRESS, INC
filed 2022-03-30
CIK 1558465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:          December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission File Number: 000-55854

PETROGRESS, INC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($0.06), or the average bid and asked price of such common equity, as of the last business day of the registrant’s - $2,160,000. This amount is based on the closing price of $0.06 as of December 31, 2021.

The number of outstanding shares as of March 20, 2022 was 36,142,658.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

ITEM		PAGE
	INTRODUCTORY COMMENT	2
	Caution Regarding Forward-looking information

	PART I
Item 1.	Business	3-5
	General Development of Business
	Factors Related to our Fleet Operations	5-7
	Information on the Company and Subsidiaries	8-9
Item 1A.	Risk Factors	10-15
Item 1B	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15

	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
Item 10.	Other Information	18

	PART III
Item 11.	Directors, Executives Officers and Corporate Governance	19
Item 12.	Executive Compensations	20
Item 13.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 14.	Certain Relationships and Related Transactions, and Directors Independence	21
Item 15.	Principal Accounting Fees and Services	21

	PART IV
Item 16.	Exhibits, Financial Statement Schedules	50
	Signatures	51

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

Page | 2

PART I

Item 1 – Business

General Development of Business

Summary Description of Petrogress

Petrogress, Inc. is an integrated energy company, engaged in the downstream and midstream segments. The downstream segment comprises refining of crude oil into petroleum products, marketing of crude oil and the refined products; marine transportation, marketing, and retailing of Gas Oil, Naphtha, Fuels and lubricants. The company operates internationally through its wholly owned subsidiaries "Petrogress Int'l LLC." and "Petronav Carriers LLC.". Petrogress is involved in diversified oil and gas activities throughout its branches and representations in Europe and Africa. The Company also provides sea-transportation services -as an independent established Maritime Company- by its tankers fleet either for its own oil products or third parties. Since last year, the company entered into the retailing market by operating a number of Gas-filling stations in Greece.

The company maintain its principal marketing and operating executive office at 1, Akti Xaveriou, 18538 Piraeus, Greece.

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

Strong competition exists in all sectors of the petroleum and petrochemical industries in supplying the energy, fuel and chemical needs of industry and individual consumers. In the downstream business, Petrogress competes with fully integrated, other petroleum companies, as well as independent refining and marketing, transportation and chemicals entities in the refining, sale and marketing of fuels, lubricants, and petrochemicals.

Operating Environment

Petrogress Inc., operates as a holding company and conducts business primarily through its subsidiaries: Petronav Carriers LLC., which manages day-to-day operations of the tankers fleet; Petrogress Int’l LLC., which engages in crude oil purchase and sales. Refer to pages 32 through 40 of this Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the company’s current business environment and outlook.

Information about the company is available on the company’s website at www.petrogressinc.com. Information contained on the company’s website is not part of this Annual Report on Form 10-K. The company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the company’s website soon after such reports are filed with or furnished to the U.S. Securities and Exchange Commission (SEC). The reports are also available on the SEC’s website at www.sec.gov.

Petrogress operations and direction

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

Petrogress’s strategy is to leverage its strengths to deliver energy to a growing world. The company’s primary objective is to deliver higher returns, and superior shareholder value in any business environment.

Page | 3

Other Businesses

Effected as on November 2020, the company concluded the negotiations to lease two Gas refilling stations in the Mainland of South Greece. The procedures for the obtaining the operating licenses from the local authorities are in progress, simultaneously with the preparation of gas stations designs and drawings in order to commence the modernization and renovation under our brand names. As of November 2021, our first gas station commenced its operations and we estimate to complete and have the additional one ready for operations within 2022.

Delivery Commitments

The company sells crude oil and gas oil from its producing operations under a variety of contractual obligations. Most contracts generally commit the company to sell quantities based on production from its supplier’s. Additionally, with the new developing activities of our innovating gas stations, our vision is to deliver a modern and compelling services to our customers by providing clean fuels to vehicles, convenience stores and restaurants facilities to drivers.

Sales and Marketing

Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus, Greece. Our sales force interacts with our established customers and markets our oil sales and services to local distributors. We believe our level of customer service, years of experience in the industry, and reputation for reliability are significant factors in retaining our customers and attracting new customers. Our sales and marketing approach are designed to create awareness of the benefits and advantages of our sales and services. The table below shows our trading products volumes and services provided during 2021:

Products and services	Volumes
● Crude Oil	8,382	Barrels
● Gas Oil	1,200,000	Liters
● Gasoline	0	Liters
● Naphtha	0	Liters
● Lubricants	50,752	Liters
● Ships voyages	25	Voyages

Commodities trade activity

Commodities trade activity depends mostly on crude oil supply and the competitive purchase prices. Commodities activities for the year ended December 31, 2021 amounted to $1,767,963 compared to $3,095,506 for the year ended December 31, 2020, a decrease of $1,327,543 or 43%.

Shipping trade activity

The Company’s shipping activities are driven primarily by the number of vessels in our fleet and the number of operating days during which the vessels generate revenues. In addition, shipping activities are affected also by a number of factors, including the amount of time that the vessels remain positioning, the amount of time spent undergoing repairs and maintenance. Vessels’ employment relies, (i) on time-charter servicing our affiliate company Petrogress Int’l LLC., and (ii) in the spot market to third party charterers. Vessels’ operating revenues for the year ended December 31, 2021 amounted to $770,368.

Commodities operating expenses

Our commodities operating expenses is related to the location, the terms and conditions we are receiving our crude oil, the logistics cost, the final cost of the process into refined products, and a number of miscellaneous factors beyond of our control. Operating expenses includes, shipping and logistics, fuels supplies, cargo surveys, loading and unloading expenses, agencies and representations, any miscellaneous related to commodities trade. For the year ended December 31, 2021, operating expenses decreased by $674,056, compared to 2020.

Vessels operating expenses

Our vessels’ fleet operating expenses include crew wages and related costs, insurances, condition surveys, expenses for repairs and maintenance, classification surveys and certificates, the cost of spare parts and consumable stores, lubricants, bunkers, tonnage taxes and other miscellaneous expenses. Factors beyond our control, some of which may affect the shipping industry in general, including acts of God, terrorism or piracy attacks, may also increase significantly these expenses. For the year ended December 31, 2021, the Company recorded a loss of $1,795,946 compared to a loss of $682,915 for 2020.

Page | 4

Depreciation

We depreciate our tankers fleet on the historical purchase cost over their estimated remaining useful economic lives. We have estimated the useful lives of our tankers for 10years from the purchased year. Depreciation is based on the purchased cost, less the estimated scrap value. Depreciation expenses for the year ended December 31, 2021 amounted to $521,842, a decrease of 16% or $102,593 compared to $624,435 for the year ended December 31, 2020.

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

On July 8, 2020 and July 21, 2020, the Company filed two amendments (the “Amendments”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to increase the amount of its authorized from 19,000,000 to 50,000,000 and to 100,000,000 shares of common stock respectively.

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

Petrogres (Hellas) Co. (PGH), is registered and domesticated in the Hellenic Republic on April 2015. Today is served as a Branch of Petrogress Int’l LLC. and handle all the local oil sales and trading operations, including the representation and the management of our tankers fleet. As of November 2020, the company entered into the gas stations operations and leased three gas stations in the southern Greece area.

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

Employees

As of December 31, 2021, Petrogress Inc. and its consolidated subsidiaries employed 8 employees located in Greece through Petrogres Hellas Co. Petronav Carriers LLC. employs approximately 35 full-time laborers and crew members. In addition, the Company has one contract employee in Cyprus and one commission and bonus compensation representative in Monaco.

Page | 8

Management

Our operations are managed under the supervision of our officers (Managers) and our board of directors. We believe that our managers have built a strong reputation in the oil and shipping community by providing customized, high-quality operational services in efficient manner for both energy and sea-transportation.

Information about our Executive Officers

The executive officers of Petrogress and their ages as of March 31, 2022, are as follows:

Officers Names	Age	Positions
Christos P. Traios	62	President / Chief Executive Officer
Evangelos Makris	39	Chief Financial Officer
Dimitrios Pierides	74	Executive Vice President

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

BUSINESS, OPERATIONAL AND ACQUISITION-RELATED RISK FACTORS

Impacts of the COVID-19 pandemic have resulted in a significant decrease in demand for our products sales and caused a precipitous drop in commodity prices that has had, and may continue to have, an adverse and potentially material adverse effect on our financial and operating results. The economic, business, and oil and gas industry impacts from the COVID-19 pandemic and the disruption to capital markets have been and continue to be far reaching. While the oil and gas industry witnessed a substantial recovery of commodity prices and demand for products during 2021, there continues to be uncertainty and unpredictability about the impact of the COVID-19 pandemic on our financial and operating results in future periods. The extent to which the COVID-19 pandemic adversely impacts our future financial and operating results, and for what duration and magnitude, depends on several factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond the company's control. Such factors include the duration and scope of the pandemic, including any further resurgences of the COVID-19 virus and its variants, and the impact on our workforce and operations; the negative impact of the pandemic on the economy and economic activity, including travel restrictions and prolonged low demand for our products; the ability of our affiliates, suppliers and partners to successfully navigate the impacts of the pandemic; the actions taken by governments, businesses and individuals in response to the pandemic; the actions of OPEC and other countries that otherwise impact supply and demand and, correspondingly, commodity prices; the extent and duration of recovery of economies and demand for our products after the pandemic subsides; and Petrogress’ ability to keep its cost model in line with changing demand for our products.

The company’s suppliers continue to be impacted by the COVID-19 pandemic and access to materials, supplies, and contract labor has been strained. This strain on the financial health of the company’s suppliers could put pressure on the company’s financial results and may negatively impact supply assurance and supplier performance. In-country conditions, including potential future waves of the COVID-19 virus and its variants in countries that appear to have reduced their infection rates, could impact logistics and material movement and remain a risk to business continuity.

In light of the significant uncertainty around the duration and extent of the impact of the COVID-19 pandemic, management is currently unable to develop with any level of confidence estimates and assumptions that may have a material impact on the company’s consolidated financial statements and financial or operational performance in any given period. In addition, the unprecedented nature of such market conditions could cause current management estimates and assumptions to be challenged in hindsight

In addition, the continuation or further resurgences of the pandemic could precipitate or aggravate the other risk factors identified in this Form 10-K, which in turn could materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways not currently known or considered by us to present significant risks.

We have incurred losses from operations since inception and continued losses threaten our ability to remain in business and pursue our business plan. Since the reverse merger in 2016, we have incurred cumulative losses of approximately $4,675,133 from operations. We anticipate incurring additional losses from operating activities in the near future. Even if we are able to obtain additional debt or equity funding, you have no assurance we will be able achieve profitability in our operations. Until we achieve break even between revenues and expenses, we will remain dependent on obtaining additional debt and equity funding. Without sufficient revenues, we may be unable to create value in our common stock, to pay dividends and to become a going concern. And, our lack of or expectation of profitability in the near future, if at all, can be expected to hamper our efforts to raise additional debt or equity funding. In the event we do not become profitable within a reasonable period of time, we may cease operations, in which event you will lose your entire investment.

Page | 10

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

Page | 11

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

Page | 12

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

Page | 13

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

We have raised capital through the use of convertible debt instruments that causes substantial dilution to our stockholders. Because of the size of our Company and its status as a “penny stock” as well as the current economy and difficulties in companies our size finding adequate sources of funding, we have been forced to raise capital through the issuance of convertible notes and other debt instruments. These debt instruments carry favorable conversion terms to their holders of up to 25% discounts to the market price of our common stock on conversion and in some cases provide for the immediate sale of our securities into the open market. Accordingly, this has caused and will continue to cause dilution to our stockholders in 2021 and may for the foreseeable future.

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

Page | 14

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company’s subsidiary PGH leases an office space in Piraeus for monthly rent of $3,068. The lease is renewed every two years. In addition, PGH has on lease one gas station for fifteen (15) years with monthly rent of $1,200

Item 3 – Legal Proceedings

We are the Plaintiffs in a number of legal proceedings arising in the ordinary course of business, including, but not limited to, claims for unpaid charter-hires and freights, non-performed contracts and disputes among some of our contractors.

Item 4 – Mine Safety Disclosures

Not applicable

Information about our Executive Officers

Information relating to the company’s executive officers is included under “Information about our Executive Officers” in Part III, Item 10, “Directors, Executive Officers and Corporate Governance” on page 28, and is incorporated herein by reference.

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

	Common Stock Bid Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2021	$0.06	$0.05
September 30, 2021	$0.06	$0.05
June 30, 2021	$0.14	$0.10
March 31, 2021	$0.14	$0.12

On December 31, 2021, the last closing bid price for our Common Stock reported by the OTC Pink was $0.05.

Holders

Records of Securities Transfer Corporation (STC), our transfer agent, indicates as of December 31, 2021, we had 51 shareholders on record and 36,142,558 shares of common stock issued and outstanding, the large majority of which were located in the United States and held an aggregate of 31,157,839 shares of our common stock, representing approximately 89% of our outstanding shares of common stock. However, one of the U.S. shareholders of record is Cede & Co., a nominee of the Depository Trust Company, which held 31,023,053 shares of our common stock, as of December 31, 2021. Accordingly, we believe that the shares held by Cede & Co. include shares of common stock beneficially owned by both holders in the United States and non-U.S. beneficial owners. We are not aware of any arrangements the operation of which may at a subsequent date result in our change of control. As of December 31, 2021, we have 36,142,558 shares of our Common Stock and 100 shares of Series A Preferred Stock, issued and outstanding.

Dividends

The Company did not declare any cash dividends for the year ended December 31, 2021. Our Board of Directors does not intend to distribute any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Securities Authorized for issuance under Equity Compensation Plans

The Company has no equity compensation plans.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past two years have been previously reported as required in Quarterly Reports on Form 10-Q and current Form 10-K on Note 15 page 48.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6 – Selected Financial Data

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Page | 16

Item 7 – Management’s Discussion and Analysis of financial condition and results of operations

The index to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Supplementary Data is presented on pages 23 to 29.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8 – Financial Statements and Supplementary Data

The index of all financial statements and supplementary Data required by this Item is presented on Page 24.

Item 9 – Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures; The company’s management with the participation of Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2021 were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, our Chief Executive Officer and our Chief Financial Officer, have assessed the effectiveness of internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework, and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and qualified by the “Limitations on Effectiveness of Controls” set forth in this Item 9, management has determined that as of December 31, 2021, our internal controls over financial reporting was not effective and there are material weaknesses in our internal controls over financial reporting.

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

Page | 17

(d)           Changes in Internal Control Over Financial Reporting; There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Information about our Directors and Executive Officers at December 31, 2021

The following individuals currently serve as the sole director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Appointment Date	Primary areas & Responsibilities
Christos P. Traios	62	March 15, 2016	President Chief Executive Officer
Evangelos Makris	39	March 19, 2019	Chief Financial Officer
Dimitrios Z. Pierides	74	October 15, 2019	Executive Vice President Human Resources

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

Summary compensation table

Name	Year	Salary	Other compensations	Totals
Christos P. Traios	2020	$180,000	$-	$180,000
Chief Executive Officer	2021	$180,000	$-	$180,000
Evangelos Makris	2020	$20,000	$-	$20,000
Chief Financial Officer	2021	$20,000	$-	$20,000
Dimitrios Z. Pierides	2020	-	$-	-
Executive Vice President	2021	-	$-	-

Narrative Disclosure to Summary Compensation Table

During the year ended December 31, 2021, the Company accrued $180,000 for services Mr. Traios provided to parent entity Petrogress, Inc. in line with the terms of the foregoing Employment Agreement and $182,000 for services to the Subsidiaries.

During the years ended December 31, 2021 and 2020, the Company had recorded officers’ compensation of $180,000 and $180,000, respectively. For the year ended December 31, 2021, the remaining amount was accrued and included in “Accounts Payable and accrued expenses” of the Consolidated Balance Sheets as of December 31, 2021.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulations to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2021, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

Page | 20

Item 13 – Security Ownership of certain Beneficial Owners and Management and Related stockholder matters

The following table sets forth certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Applicable percentages are based upon 36,142,558 shares of Common Stock and 100 shares of Series A Preferred Stock outstanding as of December 31, 2021. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name and address of Beneficial Owner	Common Stock Number of shares Beneficially Owned	Series A Number of shares Beneficially Owned	Common Stock Percentage of shares Beneficially Owned (1)	Series A Percentages of shares Beneficially Owned (1)
As a Group (3 persons) Officers & Directors	3,724,267	100	10.60%	100.00%
Christos P. Traios (2) As individual	3,721,817	100	10.59%	100.00%
Evangelos Makris (2) As individual	-	-	0.00%	0.00%
Dimitrios Z. Pierides (2) As individual	2,450	-	0.0001%	0.00%

(1)	Based on a total of an aggregate 36,142,558 shares of common stock outstanding as at December 31, 2021
(2)	The address for these shareholders is 10, Spirou Trikoupi street, Piraeus 18538

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

Page | 21

Petrogress, Inc.

Financial Table of Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations		Notes to the Consolidated Financial Statements
Key Financial Results	23	Note 1	Summary of Significant Accounting Policies	37
Executive Overview	23	Note 2	New Accounting Standards	39
Business Environment and Outlook	23	Note 3	Lease Commitments	39
Operation results	23	Note 4	Summarized Financial Data – Petrogress, Inc.	40
		Note 5	Fair Value Measurements	40
Subsidiaries Results		Note 6	Financial and Derivative Instruments	41
Petrogress Int’l LLC.	25	Note 7	Accounting for Equity-based Payments	41
Petrogress Hellas Co	26	Note 8	Earnings (Loss) Per Share	41
Petronav Carriers LLC.	26	Note 9	Operating Segments and Geographic presence	41
Petrogress, Inc.	27	Note 10	Prepaid Expenses and Other Current Assets	44
Revenue Concentrations	27	Note 11	Litigation	44
Available Liquidity & Capital Resources	27	Note 12	Income Taxes	44
Off-Balance Sheet Arrangements	28	Note 13	Properties, Vessels and Equipment	45
Financial and Derivative Instrument Market Risk	28	Note 14	Shareholders Equity, Stock options and other compensations	46
Related party transactions	28	Note 15	Unregistered Sales of Equity Securities and Use of Proceeds	46
Loan Facility from Related Party	28	Note 16	Loan Facility from Related Party	46
Accounting Pronouncements not yet adopted	29	Note 17	Related Party Capital Transactions	47
Critical Accounting Policies	29	Note 18	Wages due to Related Party from Subsidiaries	47
Comprehensive Income	29	Note 19	Commitments and Contingencies	47
Revenue Recognition	29	Note 20	Revenues	47
Organization costs	30	Note 21	Claims Receivable	48
Accounting for Equity-based Payments	30	Note 22	Other Information	48
Accounts Receivable, net	30	Note 23	Going Concern – Substantial Doubt	48
Counterparty Risk	30	Note 24	Subsequent Events	48
Quarterly Results	31
	32
		Three-Year Financial Summary		49
Consolidated Financial Statements
Consolidated Statement of Income	33
Consolidated Balance Sheet	34
Consolidated Statement of Cash Flows	35
Consolidated Statement of Equity	36

Page | 22

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Key Financial Results	2021	2020	2019
Sales and other Operating Incomes	$2,279,745	$8,628,501	$15,961,220

Goods and operating costs	$(2,347,369)	$(5,083,522)	$(13,431,020)

Administrative and other expenses	$(4,607,509)	$(7,012,206)	$(5,514,881)

Net Income/(Loss) Attributable to Petrogress, Inc.	$(4,675,133)	$(3,085,016)	$(2,984,681)

Refer to the “Results of Operations” section beginning on page 24 for a discussion of financial results by major operating area for the years ended December 31, 2021 and 2020 respectively.

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

Business Environment and Outlook

Petrogress, Inc. is an oil energy and sea transportation company with business activities in USA, Europe and Africa. Our earnings currently depend primarily on the profitability of commodities sales. The most significant factor affecting the results of operations is the price of crude oil and freight rates, which is determined in global markets outside of the company’s control. The insufficient working capital has impacted the company's results of operations, cash flows, leverage, capital and exploratory investment program and production outlook. Periods of sustained lower commodity prices and freight rates could result in the impairment or write-off of specific assets in future periods and cause the company to adjust operating expenses, including employee reductions, along with other measures intended to improve financial performance. The company will continue to develop oil sales to meet customers’ demand for energy. In the Company's downstream business, crude oil is the largest cost component of refined products. Our midstream segment relies and depends on our crude oil sales contracts to keep our vessels employed. We rely primarily on the revenues generated from our business of physical supply of crude oil and marketing of refined products to our end customers. Nevertheless, it is our objective to deliver competitive results and shareholder value in any business environment.

Response to Market Conditions and COVID-19; During most of 2021, travel restrictions and other constraints of the on economic activity designed to limit the spread of the COVID-19 virus were implemented in many locations around the world. These constraints reduced demand for our products, negatively impacting hardly the company’s 2021 financial and operating results. Due to the rapidly changing environment, there continues to be uncertainty and unpredictability around the extent to which the COVID-19 pandemic will impact our future results, which could be material.

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

Result	2021	2020
Loss	$(4,675,133)	$(3,085,016)

●	For the year ended December 31, 2021, the Company experienced consolidated net loss of $4,675,133 compared to net loss of $3,085,016 on December 31, 2020.
●	General and administrative expenses for the year ended December 31, 2021 and 2020 were $262,021 and $903,998 respectively.
●

Crude Oil sales decreased by 47% while Gas Oil sales decreased by 34%. Total operating sales for the years ended December 31, 2021 and 2020, were $2,080,606 and $8,628,501, respectively, a decrease of $6,547,895 or approximately 76%.

The following table presents a summary of sales for each product for the years ended December 2021 and 2020:

	Year ended December 31,
Net sales volumes per product	2021	2020
Crude Oil Sales	$839,213	$1,575,490
Gas Oil Sales	870,000	1,318,000
Lubricants Sales	58,750	202,016
Hires & Freights Sales	85,000	4,735,263
Other Revenues/Discounts	227,642	797,732
Fuel Sales	199,139	-
Totals	$2,080,606	$8,628,591

●	Costs of goods sold for the years ended December 31, 2021 and 2020, were $1,718,829 and $4,406,406, respectively, a decrease of $2,687,577 or approximately -61%, and were comprised of the following:

	Year ended December 31,
Cost of goods sold	2021	2020
Crude Oil purchased costs	$(817,865)	$(1,819,636)
Gas Oil purchased costs	(630,000)	(1,120,400)
Fuels purchased costs	(202,304)	-
Lubricants purchased costs	(68,660)	(187,516)
Charter-hire expenses	(628,540)	(1,955,970)
Totals	$(2,347,369)	$(5,083,522)

Page | 24

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Corporate expenses mainly include the expenses incurred by Petrogress, Inc. Corporate expenses for the years ended December 31, 2021 and 2020, were $ 572,000 and $1,104,887, respectively.

●	General and administrative expenses for the year ended December 31, 2021, amounted to $262,021compared to $903,998 for the year ended December 31, 2020.

●	Net loss for the year ended December 31, 2021, amounted to $4,675,133 compared to $3,085,016 for the year ended December 31, 2020.

Consolidated results of Operation -after eliminations- for 2021 and 2020	Year ended December 31,
	2021	2020
Total Operating Sales	$2,279,745	$8,628,501
Total Operating Expenses	$2,958,710	$7,012,206

*	Operating expenses includes, corporate expenses, shipping & logistic, commodities trading, fleet expenses, General and Administrative, and Depreciations;

●	EBITDA for the year ended December 31, 2021, amounted to $(3,026,334) compared to $(3,467,285) for the year ended December 31, 2020.

Performance and financial results of our significant subsidiaries for the year ended December 31, 2020

Petrogress Int’l LLC.

Petrogress Int’l LLC. (PIL), performs most of the trading of the oil products. PIL contributed with $1,767,963 or 77% of the Company’s revenues for the year ended December 31, 2021, before eliminations. For the year ended December 31, 2021, PIL had a gross profit of $251,438 and a net loss equal to $1,844,236.

The following table presents the results of operations of PIL for the years ended December 31, 2021 and 2020, before the intercompany eliminations performed.

*The table is included herein only for the purpose of management’s discussion over our results

	Year ended December 31,
	2021	2020
Revenues	$1,767,963	$3,095,506
Costs of goods sold	(1,516,525)	(3,127,522)
Gross profit	251,438	(32,046)
Operating expenses:
Operating expenses of commodities trade	(148,896)	(841,631)
Corporate Expenses	(185,000)	-
Shipping & Logistics expenses	(470,000)	-
General and administrative expenses	(104,749)	(389,235)
Write offs of accounts receivable	(100,000)	(75,694)
Depreciation expense	(2,384)	(8,226)
Total operating expenses	(1,011,029)	(1,314,786)
Gross profit / (loss) before other expenses	(759,591)	(1,346,786)
Other expense, net	(1,084,645)	(19,113)
Other income, net	-	-
Total other income, net	(1,084,645)	(19,113)
Net income / (loss)	$(1,844,236)	$1,365,945

Page | 25

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogress (Hellas) Co.

Petrogress (Hellas) is the branch of Petrogress Int’l in Greece, which operates the Gas Stations and retails in Greece.

The following table presents the results of operations of PIL for the years ended December 31, 2021 and 2020. before the intercompany eliminations performed

	Year ended December 31,
	2021	2020
Revenues	289,687	149,617
Costs of goods sold	(202,304)	-
Gross profit	87,383	149,617
Operating expenses:
Operating expenses of commodities trade	(18,679)	-
Logistics expenses	-	-
General and administrative expenses	(198,377)	(241,616)
Amortization	-	(49,200)
Depreciation expense	(202)	(1,028)
Total operating expenses	(217,258)	(193,444)
Gross profit / (loss) before other expenses	(129,875)	(43,827)
Interest and finance	-	(49,200)
Other income, net	14,373	15,166
Total other income, net	14,373	(34,034)
Net income / (loss)	(115,502)	(77,861)

Petronav Carriers LLC.

Petronav Carriers, LLC. (PCL) operates, manages and hires the Company’s beneficially owned vessels to Petrogress Int’l LLC. and third parties. A significant portion of PCL’s expenses relates to crew expenses, repairs and maintenance of the vessels, insurance expenses, bunkers, port expenses and respective depreciation for vessels. For the year ended December 31, 2021, PCL had net loss of $2,374,599. For the year ended December 31, 2021, PCL revenues consisted of $770,368 from the hires of the vessels. The following table presents the results of operations of Petronav Carriers, for the years ended December 31, 2021 & December 31, 2020, before any intercompany eliminations performed.

*The table is included herein only for the purpose of management’s discussion over our results

	Year ended December 31,
	2021	2020
Revenues	$770,368	$5,495,878
Costs of goods sold	(628,540)	(1,955,970)
Gross profit	141,828	3,539,908
Operating expenses:
Fleet operating expenses*	(1,333,738)	(3,494,302)
General and administrative expenses	(32,651)	(96,823)
Corporate expenses	(50,595)	-
Amortization of Dry Docking	(1,534)	(14,096)
Depreciation expenses	(519,256)	(617,602)
Total operating expenses	(1,937,774)	(4,222,823)
Gross profit before other expenses	(1,795,946)	(682,915)
Other income, net	-	-
Other expense, net**	(578,653)	(124,464)
Total other income / (expense), net	(578,653)	(124,464)
Net income	$(2,374,599)	$(807,379)

*	Fleet operating expenses includes all operating and non-operating expenses.

Page | 26

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogress, Inc.

Petrogress, Inc. (PG) is the parent holding company of the group. Petrogress, Inc. does not have revenues while it suffers all the necessary operating and general and administrative expenses in order to comply with the regulatory requirements of SEC. These costs, equal to $340,921, primarily contribute to the net loss incurred by the holding company of $340,795 for the year ended December 31, 2021. The net loss reflects the expenses necessary for the regulatory compliance of Petrogress, and its overall operation as a publicly reporting company. The following table presents the results of Petrogress, Inc. for the years ended December 31, 2021 and December 31, 2020.

*The table is included herein only for the purpose of management’s discussion over the results of the Company:

	Year ended December 31,
	2021	2020
Revenues	$-	$-
Costs of goods sold	-	-
Gross profit	-	-
Operating expenses:
General and administrative expenses	(4,516)	(288,824)
Corporate expenses	(336,405)	(1,104,887)
Depreciation expense	-	-
Total operating expenses	(340,921)	(1,393,711)
Gross loss before other expenses	(340,921)	(1,393,711)
Other income / (expense), net	126	(14,747)
Interest and finance expenses	-	(20,943)
Amortization of note discount	-	(174,292)

Total other income / (expense), net	(340,795)	(559,880)
Net loss	$(340,795)	$(833,831)

Revenue Concentrations

The following table is a summary of customers who accounted for more than ten percent (10%) of the Company’s revenues for the periods ended December 31, 2021 and 2020:

Customer	December 31, 2021	December 31, 2020
A	35%	51%
B	40%	15%

Summary of customers who accounted for more than ten percent (10%) of the Company’s accounts receivable for the periods ended December 31, 2021 and December 31, 2020 is showing on the below table:

Customer	December 30, 2021	December 30, 2020
A	90%	44%
B	*	12%

●	None of the balances listed in the table above have become overdue as of December 31, 2021.
●	Amounts indicated with an * denote amounts less than 10%.

Available Liquidity & Capital Resources

Our main sources of liquidity are cash and cash equivalents, accounts receivable and internally generated cash flow from operations. At December 31, 2021, we had a working capital of $(2,566,588) consisting of $174,112 in cash and cash equivalents, $604,301 in accounts receivable, $200,863 in claims receivable, $68,907 in inventories and $162,846 in prepaid expenses and other current assets.

For the year ended December 31, 2021, net cash provided by operating activities was $541,571 compared to $1,022,662 of net cash used in operating activities for the year ended December 31, 2020.

Page | 27

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assets included in the calculation of the Company’s working capital have decreased by $3,898,262 mainly from the decrease in accounts receivables, prepaid expenses and other current assets.

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

Cash and Cash Equivalents; The following table presents sources and uses of cash & cash equivalents for 2021 and 2020:

	Year Ended December 31,
Sources of cash & cash equivalents	2021	2020
Operating activities	$541,571	$1,022,662
Borrowing	(659,546)	1,132,198
Others	-	-
Total sources / (uses) of cash & cash equivalents	$(117,975)	$(109,536)

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

Capital Requirements; The Company’s needs in working capital within the next six months for our operations states below:

Projects & operations	Capital
Gas Stations renovation, start-up, fuels supplies and first 3 months expenses	$500,000
Crude oil trade finance	2,500,000
Vessels regular maintenance & new vessel modification	1,500,000
Total required capital	$5,500,000

Off-Balance Sheet Arrangements

As of December 31, 2021, there were no material off-balance sheet arrangements.

Financial and Derivative Instrument Market Risk

Derivative; The Company has certain financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Related party transactions

During the year ended December 31, 2019, Christos Traios contributed with cash of $311,300, for the purchase of the vessel MV LIBERTUS by the wholly owned subsidiary Petronav Carriers LLC. and additional cash of $30,150 for expenses paid in relation to the condition surveys and port dues of the said vessel prior the closing purchase transaction. During the year 2021, Christos Traios our CEO, contributed with additional $15,000 to cover partial expenses of the Gas Station construction.

Loan Facility from Related Party (LOC)

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios for $1,000,000 and the company issued a Line of Credit Convertible Promissory Note (the “LOC Note) to Christo Traios. On October 31, 2018, Christos P. Traios, notified the Company that he was terminating the Revolving Line of Credit Agreement. The advances made by Christos Traios under the LOC were $148,900 and accrued interest of 8% for the years ended 2018, 2019, 2020, and 2021, of total $36,559.

Page | 28

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The below table presents the balance amounts due to related party from finance transactions as of December 31, 2020:

Transactions	Balances
● Line of Credit (Principal and Interest)	$185,459
● Contribution for vessel acquisition & Gas Station expenses	341,450
Total amount due to related party December 31, 2021	$526,909

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

However, due the short-term nature of our leases that were in effect during 2020, the impact of adopting this standard on our financial statements was immaterial and a right of use asset and related liability was not recorded.  Because of the gas station lease agreements entered into in February 2020, we will implement the guidance and record such asset and liability beginning with our first interim reporting period in 2022.

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

Page | 29

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company recognizes revenue from crude oil sales and gas oil sales, its primary sources of revenue, at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company's policy is to record revenue when, (a) control of the goods (crude oil, gas oil and other petrochemical products) is passed to its customers and (b) the vessels charter (voyages and long term) service is rendered to its independent charterers or Petrogress Int’l LLC.

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

Page | 30

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Petrogress, Inc.

____

Quarterly Results (UNAUDITED)

	2021
In USD	4th Q	3rd Q	2nd Q	1st Q
Revenues
Revenues from crude oil sales	219,213	620,000	-	-
Revenues from gas oil sales	-	-	-	870,000
Revenues from lubricants sales	-	-	58,750	-
Revenues from freights & hires	-	-	85,000	-
Revenues from fuels	199,139	-	-	-
Other revenues	12,272	-	(188,864)	404,235
Total Revenues	430,624	620,000	(45,114)	1,274,235
Costs and other Deductions
Cost of goods sold (Crude Oil)	(197,865)	(620,000)	-	-
Cost of goods sold (Gas Oil)	-	-	-	(630,000)
Cost of goods sold (Lubricants)	-	-	(68,660)	-
Cost of goods sold (Fuels)	(202,304)	-	-	-
Charter-hire expenses	(230,000)	230,000	(369,075)	(259,465)
Corporate expenses	(332,997)	(230,342)	-	(8,661)
Commodities operating expenses	152,221	-	(230,000)	(89,796)
Vessels (non) operating expenses	(825,294)	(125,595)	(323,879)	(58,970)
General and administrative expenses	24,502	(27,687)	(56,758)	(202,078)
Depreciation and amortization expenses	(93,190)	(120,202)	(155,628)	(154,356)
Write off of accounts receivable	(100,000)	-	-	-
Interest and finance expenses	-	-	-	-
Amortization of note discount	-	-	-	-
Other income / (expense), net	(302,530)	(1,329,167)	(8)	(17,094)
Change in FMV of derivative liabilities	-	-	-	-
Total Cost and Other Deductions	(2,107,457)	(2,222,993)	(1,204,008)	1,420,420
Income / (Loss) Before Income Tax Expense	(1,676,833)	(1,602,993)	(1,249,122)	(146,185)
Income Tax Expenses (Benefit)	-	-	-	-
Net Income / (Loss)	(1,676,833)	(1,602,993)	(1,249,122)	(146,185)
Net Income / (Loss) Attributable to Petrogress	(1,676,833)	(1,602,993)	(1,249,122)	(146,185)
Per Share of Common Stock
- Basic	(0.132)	(0.05)	(0.0356)	(0.0042)
- Diluted		-	-
Dividends

Page | 31

THIS PAGE INTENTIONALLY LEFT BLANK

Page | 32

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Statements of Comprehensive Income / (Loss)

UNAUDITED

	Year Ended December 31,
USD	2021	2020
Revenues:
Revenues from crude oil sales	$839,213	$1,575,490
Revenues from gas oil sales	870,000	1,318,000
Revenues from lubricants sales	58,750	202,016
Revenues from freights & hires	85,000	4,735,263
Other revenues	227,643	797,732
Revenues from fuels	199,139	-
Total Revenues	$2,279,745	$8,628,501
Costs and other Deductions:
Costs of goods sold (crude oil)	(817,865)	(1,819,636)
Costs of goods sold (gas oil)	(630,000)	(1,120,400)
Costs of goods sold (lubricants)	(68,660)	(187,516)
Costs of goods sold (fuels)	(202,304)	-
Charter-hire expenses for vessels	(628,540)	(1,955,970)
Total Cost and Other Deductions	$(2,347,369)	$(5,083,522)
Gross profit	$(67,624)	$3,544,979
Operating expenses:
Corporate expenses	(572,000)	(1,104,887)
Operating expenses of commodities trade	(167,575)	(841,631)
Fleet operating expenses	(1,333,738)	(3,494,302)
General and administrative expenses	(262,021)	(903,998)
Write-offs of accounts receivable	(100,000)	(75,694)
Amortization expense	(1,534)	(32,683)
Depreciation expense	(521,842)	(624,435)
Total operating expenses	(2,958,710)	(7,012,264)
Operating income / (loss) before other expenses and income tax	$(3,026,334)	$(3,467,285)
Other Income / (expense), net:
Interest and finance expenses	-	(70,143)
Amortization of note discount	-	(174,292)
Change in fair market value of derivative liabilities	-	740,368
Other income / (expense), net	(1,648,799)	(113,664)
Total other income / (expense), net	$(1,648,799)	$382,269
Net income / (loss)	$(4,675,133)	$(3,085,016)
Net income / (loss) attributable to:
Shareholders of the Company	(4,675,133)	(3,085,016)
Non-controlling interests	-	-
Comprehensive income / (loss)	$(4,675,133)	$(3,085,016)
Comprehensive income / (loss) attributable to:
Shareholders of the Company	(4,675,133)	(3,085,016)
Weighted average number of common shares outstanding
Basic	35,418,103	15,109,587
Diluted	-	-
Basic earnings per share	(0.1320)	(0.20)
Diluted earnings per share	-	-

Page | 33

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Balance Sheets (UNAUDITED

	Year Ended December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$174,112	$276,035
Accounts receivable, net	604,301	2,136,790
Claims receivable, net	200,863	565,023
Investment in Joint-Venture	200,000	-
Inventories	68,907	903,036
Prepaid expenses and other current assets	162,846	1,428,407
Total current assets	$1,411,029	$5,309,291
Non-Current Assets
Investments in subsidiaries	889,537	-
Contract-related licensing agreements	-	258,747
Right of use assets	876,287	669,065
Vessels and other fixed assets, net	3,334,448	3,829,714
Deferred charges, net	-	1,534
Security deposit	21,084	13,033
Total non-current assets	$5,121,356	$4,772,093
Total Assets	$6,532,385	$10,081,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	3,167,451	2,000,721
Due to related party	371,450	695,321
Loan facility from related party	150,000	169,407
Accrued interest	3,129	16,682
Lease liabilities current	13,128	12,704
Convertible promissory notes	185,459	328,049
Short-term Loans	87,000	-
Total current liabilities	3,977,617	$3,222,884
Non-Current Liabilities
Lease liabilities	665,341	720,855
Total liabilities	$4,642,958	$3,943,739
Commitments and Contingencies		-
Shareholders’ equity:
Series A Preferred shares, $100 par value, 100 shares authorized, 100 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	10,000	10,000
Shares of Common stock, $0.001 par value, 100,000,000 shares authorized, 36,142,558 and 35,151,058 shares issued and outstanding as of December 31, 2021 and December 31, 2020	36,143	35,151
Additional paid-in capital	10,799,491	10,561,197
Accumulated comprehensive loss	(5,789)	(15,552)
Retained earnings	(8,950,418)	(4,453,751)
Equity attributable to Shareholders of the Company	$1,889,427	$6,137,645
Non-controlling interests	-	-
Total liabilities and shareholders’ equity	$6,532,385	$10,081,384

Page | 34

CONSOLIDATED FINANCIAL STATEMENTS	(Petrogress, Inc.)

____

Consolidated Statements of Cash Flow

	Year Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income / (loss)	$(4,675,133)	$(3,085,016)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation expense	521,842	624,435
Change in fair value of derivative liabilities	-	(740,368)
Share-based compensation expense	248,449	1,566,533
Gain / (loss) on settlement of convertible promissory notes	(204,625)	-
Amortization of discount on convertible note	-	21,343
Elimination of PGAS Africa APIC	-	(671,924)
Changes in working capital
(Increase) / Decrease in Accounts receivable, net	1,532,489	(125,360)
(Increase) / Decrease in Claims receivable, net	364,160	(86,523)
(Increase) / Decrease in Inventories	834,129	303,576
(Increase) / Decrease in Amounts due from related party	-	720,000
(Increase) / Decrease in Investments in Joint Venture	(200,000)	-
(Increase) / Decrease in Prepaid expenses	1,265,561	1,714,814
Increase / (Decrease) in Accounts payable and accrued expenses	1,166,730	598,523
Increase / (Decrease) in Amounts due to related party	(323,871)	576,129
Increase / (Decrease) in Short – Term Loan	87,000	-
Increase / (Decrease) in Accrued interest	(13,553)	13,553
Increase / (Decrease) in Lease liabilities	(55,090)	733,559
(Increase) / Decrease in Security deposit	(8,051)	(2,449)
(Increase) / Decrease in Deferred charges, net	1,534	14,095
CASH USED IN OPERATING ACTIVITIES	$541,571	$1,022,662
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	178,466	(221,151)
Investment in subsidiaries	(889,537)	-
Purchase of vessels and other equipment	-	-
Elimination of PGAS Africa fixed assets	-	16,765
Acquisition of intangible assets	51,525	(927,812)
CASH USED IN INVESTING ACTIVITIES	$(659,546)	$(1,132,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes	-	-
Proceeds from advances from related party	16,052	-
CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
Effects of exchange rate changes	-	(5,789)
NET DECREASE IN CASH	$(101,923)	$(115,325)
CASH AT BEGINNING OF YEAR	$276,035	$391,360
CASH AT YEAR END	$174,112	$276,035

Page | 35

Petrogress, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

____

Consolidated Statements of Shareholders’ Equity

	Preferred Shares	Preferred Shares	Common Stocks		Additional Paid	Accumulated Comprehensive					Non- Controlling	Total Shareholders
	number	amount	Number -	Amount	-in- capital	Loss		Profit Deficit)		Total	interest	Equity
Balances at December 31, 2019	100	$10,000	4,446,645	$4,447	$10,073,810	$	(9,763)	$	(1,634,645)	$8,443,849	$69,993	$8,513,841
Shares issued based on convertible notes	-	-	16,485,589	16,486	1,027,619		-		-	1,044,105	-	1,044,105
Shares issued based on compensations	-	-	381,750	381	14,458		-		-	14,839	-	14,839
Shares issued for liabilities settlement	-	-	13,837,075	13,837	493,752		-		-	507,589	-	507,589
Elimination of PGAF Ltd. APIC	-	-	-	-	(1,047,842)		-		265,910	(781,932)	(69,992)	(851,924)
Foreign currency translation adjustment	-	-	-	-	-		(5,789)		-	(5,789)	-	(5,789)
Net loss	-	-	-	-	-		-		(3,085,016)	(3,085,016)	-	(3,085,016)
Balances at December 31, 2020	100	$10,000	35,151,058	$35,151	$10,561,797	$	(15,552)	$	(4,453,751)	$6,137,645	$-	$6,137,645

Shares issued for liabilities	-	-	991,500	992	237,694		-		-	238,686	-	238,686
Elimination of PG Cypyard	-	-	-	-	-		-		178,466	178,466	-	178,466
Foreign currency translation adjustment	-	-	-	-	-		9,763		-	9,763	-	9,763
Net loss	-	-	-	-	-		-		(4,675,133)	(4,675,133)	-	(4,675,133)
Balances at December 31, 2021	100	$10,000	36,142,558	$36,143	$10,799,491	$	(5,789)	$	(8,950,418)	$1,889,427	$-	$1,889,427

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

Note 2

New Accounting Standards

Leases (Topic 842); Effective January 1, 2019, Petrogress adopted Accounting Standards Update (ASU) 2016-02 and its related amendments. However, as of December 31, 2021, and for the year then ended, the effect of adopting ASC Topic 842 was not material. With the new gas station leases effective in February 2020, the requirements of this accounting standard will be implemented beginning with the first quarter of 2022. For the company’s leases, refer to Note 3 below.

Note 3

Lease Commitments

Petrogress implemented the new lease standard at the effective date of February, 2020. The company elected the short-term lease exception and therefore recognize right-of-use assets and lease liabilities for leases with a term greater than one year.

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

The below table presents the company’s leases arrangements and liabilities for an aggregate period of the next 2 and 15 years respectively, from the end of the reporting period:

Lease location	Lessee	Period: Jan. 01, 2020 to Dec. 31, 2035		Lease Amount
Piraeus (Greece) office	Petrogres (Hellas) Co.	24	months	$68,000
Gas Station – EOS Areopolis (#1)	Petrogres (Hellas) Co.	15	years	180,000
		Total Lease cost		$248,000

Page | 39

Notes to the Consolidated Financial Statements

Note 4

Summarized Financial Data – Petrogress, Inc.

Petrogress Int’l LLC. (PIL) is a major subsidiary of Petrogress, Inc. PGI, through its affiliates manage and operate most of Petrogress business. The summarized financial information for Petrogress, Inc., and its consolidated subsidiaries is as follows:

	2021	2020
Sales and other operating revenues	$2,279,745	$8,628,501
Total cost and other deductions	(6,954,878)	(11,713,517)
Net income / (loss) attributable to Shareholders	$(4,675,133)	$(3,085,016)

Note 5

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt as at December 31, 2021 and December 31, 2020. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses, and convertible debt, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Page | 40

Notes to the Consolidated Financial Statements

Financial instruments measured at fair value on a recurring basis are summarized as follows:

	At December 31, 2021								At December 31, 2020
	Level 1		Level 2		Level 3		Total		Level 1		Level 2		Level 3	Total
Derivatives Fair value	$	---	$	---	$	---	$	---	$	---	$	---	$809,877	$809,877

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$809,877	$809,877

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

As of December 31, 2021, and 2020, the basic weighted average number of shares of Common Stock of the Company was 35,418,103 and 15,109,587, respectively. Since the Company incurred losses, the years ended December 31, 2021 and 2020, there is no dilutive effect for those specific periods.

The table below presents the Earnings per Share calculations for the years ended December 31, 2021 and 2020:

Basic EPS Calculation	2021	2020
Net income attributable to common shareholders	$(4,675,133)	$(3,085,016)
Denominator for basic net income per share – weighted average shares	35,418,103	15,109,587
Conversion of accrued interest on debt held by related party	-	-
Denominator for diluted net income per share	-	-
Basic net earnings per share	(0.1320)	(0.20)
Diluted net earnings per share	-	-

Note 9

Operating Segments & Geographic presence

Although each subsidiary of Petrogress is responsible for its own affairs, Petrogress manages the operations in these subsidiaries and affiliates. The operations are grouped into two business segments, Midstream and Downstream, representing the company’s “operating segments” as described in Item 1, Business Overview.

Page | 41

Notes to the Consolidated Financial Statements

The company’s primary country of operation is Greece, its head operating location. Most of our marketing, sales, ship-management and other related functions are performed at our main office in Piraeus.

The company evaluate the performance of its operating earnings based on its major’s subsidiaries and goods sales.

(a)	Earnings by major operating subsidiaries and their trading areas are presented in the following table:

		Year Ended December 31,
Operating Subsidiaries (1)		2021	2020
● Petrogress Int’l LLC.	(Internationally)	$1,767,963	$3,095,506
● Petronav Carriers LLC.	(Internationally)	770,368	5,495,878
● Petrogres (Hellas) Co.	(Nationally - Greece)	289,686	149,617
Totals		$2,628,878	$8,741,001

(b)	Earnings by products and other services are presented in the following table:

	Year Ended December 31,
Sales volumes per product & service (2)	2021	2020
● Crude oil	$839,213	$1,575,490
● Gas oil	870,000	1,318,000
● Lubricants	58,750	202,016
● Vessels’ hires & freights	555,000	4,375,263
● Gas Station & Others	505,054	910,232
Totals	$2,628,878	$8,741,001

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

The tables below present information about revenues and other income, capital expenditures in unconsolidated affiliates for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
C&O (Commodities & Other Revenues)	2021	2020
Revenues from Crude oil, Gas oil and lubricants sales	$1,767,963	$3,095,506
Other Revenues	505,054	797,732
Total Revenues	2,273,017	3,893,238
Segment Adjusted EBITDA	607,596	(1,124,951)
Net income / (loss) attributable to Shareholders of the Company	607,596	(1,124,951)

Page | 42

Notes to the Consolidated Financial Statements

	Year Ended December 31,
F&H (Freights & Hires Revenues)	2021	2020
Revenues from freights & hires	$555,000	$4,375,263
Total Revenues	555,000	4,375,263
Segment Adjusted EBITDA	(778,738)	(1,368,255)
Net income / (loss) attributable to:
Shareholders of the Company	(778,738)	(1,368,255)

	Year Ended December 31,
Disaggregation of Revenues	2021	2020
Revenues from commodities sales	$1,767,963	$3,095,506
Revenues from freights & hires	555,000	4,375,263
Other Revenues	305,915	797,732
Total Revenues	$2,628,878	$8,628,501

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

The table below sets forth Accounts Receivable, net of the Company for the years ended December 31, 2021 and December31, 2020:

	Year Ended December 31,
Receivables	2021	2020
Receivables from commodities and hires sales	$604,301	$2,088,700
Less: Provision for doubtful accounts	-	-
Sales receivables, net	604,301	2,088,700
Other receivables	-	48,090
Accounts receivable, net	$604,301	$2,136,790

As of December 31, 2021, the Company recorded write-off accounts of $100,000 from receivables by specific customers that were deemed doubtful as to their recoverability. The write-off amount is presented in designated line in the Consolidated Statements of Comprehensive Income depicted herein.

As of December 31, 2021, and 2020, accounts receivable write offs were $100,000 and $75,694, respectively.

Accounts payable and Accrued Expenses; Accounts payable and accrued expenses consisted of the following items for the years ended December 31, 2021 and 2020 respectively:

	Year Ended December 31,
Accounts payable and Accrued Expenses	2021	2020
Service providers	$1,111,549	$69,953
Wages and Bonuses	1,694,660	1,269,735
Commodities Suppliers	28,247	-
Vendors and Contractors	332,995	661,033
Totals	$3,167,451	$2,000,721

Page | 43

Notes to the Consolidated Financial Statements

Note 10

Prepaid expenses and other current assets

The table below shows the company’s prepaid expenses and other current assets as of December 31, 2021 and 2020:

		Year Ended December 31,
Prepaid expenses and other current assets		2021	2020
Salt-pond oil field and oil rig Platform “AGK-1”	Petrogress Int’l LLC.	-	460,000
Service Providers	Petrogress Int’l LLC.	21,158	857,623
Service Providers	Petrogress, Inc.	4,940	21,852
Commodities Suppliers, Vendors & Various Service Providers	Petrogres (Hellas) Co.	128,648	49,613
Others	Petronav Carriers LLC.	8,100	39,319
Totals		$162,846	$1,428,407

Oil suppliers, Vendors & Various; the company’s subsidiaries have made cash advances of $128,648 to its crude oil providers for the securing of supply in compliance of the sale and purchase contracts and other vendors, suppliers to its fleet.

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

We measure and record uncertain tax positions by establishing a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Our tax years subsequent to 2016 remain subject to examination by federal and state tax jurisdictions.

Hellenic Federal Income Tax Considerations; The following discussion of Hellenic federal income tax matters is based on the Internal Revenue Code of 4646/2019, or the Code, judicial decisions, and existing and proposed regulations issued by the Hellenic Ministry of the Treasury. Petrogress Hellas is maintain an office and other fixed place of business -the gas stations- within the Hellenic region and we will be subject to a net income tax of 20%. References in this discussion to "we" and "us" are to Petrogress Hellas, unless the context otherwise requires.

Marshall Islands Tax Considerations; Our ship-owning entities are Marshall Islands corporations. Because we do not, and we do not expect that we will, conduct business or operations in the Marshall Islands, under current Marshall Islands law we are not subject to tax on income or capital gains and our stockholders will not be subject to Marshall Islands taxation.

Page | 44

Notes to the Consolidated Financial Statements

During the years ended December 31, 2021 and 2020, a reconciliation of income tax expense at the applicable statutory rate of approximately 21% to income tax expense at the Company’s effective tax rate is as follows:

Year Ended December 31,
	2021	2020
Income tax / (expense) benefit at statutory federal rates	$-	$-
Permanent differences	-	-
Increase / (decrease) in valuation allowance	-	-
Income tax expense / (benefit) at Company’s effective tax rate	$-	$-

At December 31, 2021, the Company had approximately $4,675,133 of unused net operating loss carry forwards. Unused net operating loss carry forwards may provide future tax benefits, although there can be no assurance that these net operating losses will be realized in the future. The tax benefits of these loss carry forwards have been fully offset by a valuation allowance. These losses may be used to offset taxable income and, if not fully utilized, expire in the year 2040.

Note 13

Properties, Vessels and Equipment

Vessels and others fixed assets, net; We depreciate our vessels on a straight-line basis over the estimated useful life which is 10 years from the date of being placed in service by the Company or its affiliate. Depreciation is calculated based on a vessel’s cost less the estimated residual value. The estimated useful lives of vessels and equipment are as follows:

Tanker Vessels & service boats (in years)	10
Fenders & oil hoses (in years)	10
Vehicles & trucks (in years)	10
Office equipment and furniture (in years)	10
Computer hardware (in years)	5

*Vessels and other fixed assets, net consisted of the following as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020	Estimated useful Life left (years)
Vessels purchased cost	$10,888,423	$10,888,423	1
Furniture and equipment	387,150	387,150	1
Accumulated depreciation	(7,941,125)	(7,445,859)
Vessels and other fixed assets, net	$3,334,448	$3,829,714

*	Depreciation for the years ended December 31, 2021 and 2020, was $521,842 and $624,435, respectively.

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

The table below presents our inventories as of December 31, 2021 and December 31, 2020:

Commodities and Petroproducts Inventories	December 31, 2021	December 31, 2020
Crude Oil	$-	$570,000
Gas Oil	-	-
Lubricants	-	68,661
Vessels Inventories & Others
Bunkers R.O.B. (unconsumed fuels on board)	45,200	253,936
Lubricants, provisions and spare-parts	23,707	10,439
Total	$68,907	$903,036

Page | 45

Notes to the Consolidated Financial Statements

Note 14

Shareholders Equity, Stock options and other compensations

Common Stock; On July 8, 2020 and July 21, 2020, the Company filed two amendments (the “Amendments”) to the Company’s Certificate of Incorporation with the Delaware Secretary of State to increase the amount of its authorized from 19,000,000 to 50,000,000 and to 100,000,000 shares of common stock respectively.

●	In January 2020, the Company issued 180,556 shares of Common Stock to an unrelated party;
●	On March 12, 2020, the Company issued 1,000 shares of Common Stock to Dr. Pierides Demetrios, as compensation of four months of service as Board member and director;
●	In March 2020, the Company issued 170,000 shares of Common Stock to an unrelated party;
●	In April 2020, the Company issued 440,000 shares of Common Stock to an unrelated party;
●	In May 2020, the Company issued 463,500 shares of Common Stock to an unrelated party;
●	In June 2020, the Company issued 2,131,861 shares of Common Stock to an unrelated party;
●	On July 2, 2020, the Company issued 750 shares of Common Stock to Dr. Pierides Demetrios, as compensation of three months of service as Board member and director;
●	On July 15, 2020, the Company issued 230,000 shares of Common Stock to Christos Traios for the payment of accrued salaries of $3,500;
●	In July 2020, the Company issued 8,189,008 shares of Common Stock to an unrelated party;
●	On August 2020, the Company issued 7,372,973 shares of Common Stock to an unrelated party;
●	On August 17, 2020, the Company issued 150,000 shares of Common Stock to Christos Traios for the payment of accrued salaries of $36,500;
●	In September 2020, the Company issued 1,948,800 shares of Common Stock to an unrelated party;
●	In October 2020, the Company issued 3,967,604 shares of Common Stock to an unrelated party;
●	In November 2020, the Company issued 1,456,665 shares of Common Stock to an unrelated party;
●	In December 2020, the Company issued 4,001,696 shares of Common Stock to an unrelated party;

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

Note 16

Loan Facility from Related Party

On July 13, 2017, the Company entered into a Revolving Line of Credit Agreement (the “Agreement”) with Christos Traios, our President, Chief Executive Officer and Director. In accordance with the Agreement the Company also issued a $1,000,000 Line of Credit Convertible Promissory Note (the “LOC Note”) to Christos Traios. As previously mentioned, Mr. Traios has agreed to provide the Company with additional working capital as required from time-to-time to support its operations, and the LOC Note formalizes that commitment and confirms amounts previously advanced under an informal agreement between

The LOC Note bears interest payable on the outstanding principal at eight percent (8%) per annum. Interest is due and payable every six (6) months and on the Maturity Date, and each successive iteration of such dates upon extension and renewal thereafter. The principal amount of the LOC Note may be prepaid by the Company, in whole or in part, without penalty, at any time. Upon the interest due date or maturity date, or any of them, regardless of any event of default, the LOC Note holder may demand payment of any or all of the interest due on the principal amount by delivery of a number of common shares converted at a rate of $0.001 per share. Up to December 31, 2021 the company did not repaid either any interest nor the principal amount to the holder.

Page | 46

Notes to the Consolidated Financial Statements

Note 17

Related Party Capital Transactions

During the year ended December 31, 2019, Christos Traios contributed with additional cash of $311,300, for the purchase of the vessel MV LIBERTUS by the wholly owned subsidiary Petronav Carriers LLC. and additional cash of $30,150 for expenses paid in relation to the condition surveys and port dues of the said vessel prior the closing purchase transaction. During the year ended 2020 and 2021, our CEO Christos Traios contributed with additional capital of $15,000 to cover partial expenses of the Gas Station construction

Cash and other contributions made by Christos Traios up to the year ended December 31, 2021, including activity on the LOC Note, are as follows:

Balance December 31, 2018	$297,400
New amounts lent to the Company by Christos Traios	126,500
Amount converted to common shares February 23, 2018	(275,000)
Balance December 31, 2019	$148,900
Capitalized interest for 2020	20,507
New amounts lent to the Company by Christos Traios	341,450
Balance December 31, 2020	$169,407
Capitalized interest for 2021	16,052
New amounts lent to the Company by Christos Traios	-
Balance December 31, 2021	$185,459

Note 18

Wages due to Related Party from the Company and its Subsidiaries

The table below presents the wages due to Christos Traios from his service to the company and its significant subsidiaries at year ended December 31, 2021:

December 31, 2021
Petrogress, Inc.	$672,500
Petrogress Int’l LLC.	768,409
Petronav Carriers LLC.	243,000
Total outstanding wages to Christos Traios as at December 31, 2021	$1,683,909

Note 19

Commitents and Contingencies

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

Receivables related to revenue from customers are included in “Accounts receivable, net” on the Consolidated Balance Sheet. The net balance of the receivables is $604,301 and $2,136,790 as at December 31, 2021 and December 31, 2020, respectively.

Page | 47

Notes to the Consolidated Financial Statements

Note 21

Claims receivable

As at December 31, 2021 and 2020, the Company’s subsidiaries, PIL and PCL have recorded an amount of claims receivable of $200,823 and $565,023 , respectively, for unpaid hires and prepayments. Regarding these pending claims, the subsidiaries have already commenced legal proceedings against the respective debtors.

Note 22

Other Information

None

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

Note 24

Subsequent Events

None

Page | 48

Petrogress, Inc

Three-Year Financial Summary

Unaudited

	2021	2020	2019
Revenues and Other Income
Total goods sales	$1,767,963	3,095,506	15,399,090
Income from hires and freights	555,000	4,375,263	541,500
Other incomes	305,915	797,732	20,630
Total Revenues and Other Incomes	2,628,878	8,628,501	15,961,220
Total Costs and other Deductions	(2,615,065)	(11,713,517)	(18,945,901)
Income Before Income Tax Expense (Benefit)	(3,023,169)	(3,085,016)	(2,984,681)
Income Tax Expense (Benefit)	-	-	-
Net Income	(3,023,169)	(3,085,016)	(2,984,681)
Less: Net income attributable to non-controlling Interest	-	-	(34,166)
Net Income / (Loss) attributable to Shareholders of the Company	$(3,023,169))	(3,085,016)	(2,950,515)
Per Share of Common Stock
Net Income / (Loss) Attributable to Petrogress Inc.
- Basic	$(0.1320)	(0.20)	(0.75)
- Diluted	$-	-	-
Cash Dividends per Share	$-	-	-
Balance Sheet (at December 31)
Current assets	$1,411,029	5,309,291	7,231,123
Non-current assets	5,121,356	4,772,093	5,175,976
Total Assets	6,532,385	10,081,384	12,407,099
Short-term debt	-	497,456	386,097
Other Current liabilities	3,977,617	2,725,428	3,507,161
Other Non-current liabilities	665,341	720,855	-
Total Liabilities	4,642,958	3,943,739	3,893,258
Total Shareholders’ Equity	$1,889,427	6,137,645	8,443,849
Non-controlling interests	-	-	69,992
Total Equity	$6,532,385	10,081,384	8,513,841

Page | 49

PART IV

Item 16- Exhibits and Financial Statements Schedules

The following documents are filed as part of this Annual Report on the pages referenced below:

(a)	Financial Statements	Page(s)
	Consolidated Statement of Income for the years ended December 2021 & 2020	33
	Consolidated Balance Sheet at December 31, 2021	34
	Consolidated Statement of Cash Flows for the years ended December 2021 & 2020	35
	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 2021 & 2020	36
	Notes to Consolidated Financial Statements	37-48

(b)	Exhibits	Page(s)
4.1	Description of Securities	52
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	53
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a)*	54
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*	55
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*	56
*	Filed herewith
**	Furnished herewith

Page | 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	PETROGRESS, INC.

	By:	/s/ Christos Traios
Christos Traios

President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Evangelos Makris
Evangelos Makris

Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Christos Traios
Christos Traios	President, Chief Executive Officer (Principal Executive Officer)	March 30, 2022

/s/ Evangelos Makris
Evangelos Makris	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

/s/ Dimitrios Z. Pierides
Dimitrios Z. Pierides	Director, Executive Vice President Human Resources	March 30, 2022

Page | 51